Form 10-Q
period 2021-06-30
Pathfinder Acquisition Corp
filed 2021-08-16
CIK 1839132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

PATHFINDER ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40074	98-1575384
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1950 University Avenue, Suite 350
Palo Alto, CA	94303
(Address Of Principal Executive Offices)	(Zip Code)

(650) 321-4910

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fifth of one redeemable warrant	PFDRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	PFDR	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	PFDRW	The Nasdaq Stock Market LLC

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

As of August 13, 2021, 32,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PATHFINDER ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

PATHFINDER ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$332,846	$-
Prepaid expenses	1,041,215	17,000
Total current assets	1,374,061	17,000
Deferred offering costs associated with initial public offering	-	25,000
Investments held in Trust Account	325,008,727	-
Total Assets	$326,382,788	$42,000

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$400,000	$-
Accrued expenses	188,986	25,000
Total current liabilities	588,986	25,000
Derivative warrant liabilities	11,180,000	-
Deferred underwriting commissions	11,375,000	-
Total liabilities	23,143,986	25,000

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 29,823,880 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	298,238,800	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,676,120 and -0- shares issued and outstanding (excluding 29,823,880 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	268	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	813	863
Additional paid-in capital	997,748	24,137
Retained earnings (accumulated deficit)	4,001,173	(8,000)
Total shareholders’ equity	5,000,002	17,000
Total Liabilities and Shareholders’ Equity	$326,382,788	$42,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATHFINDER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$263,928	$534,224
General and administrative expenses - related party	30,000	50,000
Loss from operations	(293,928)	(584,224)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,225,000	5,160,000
Offering costs associated with derivative warrant liabilities	-	(575,330)
Income from investments held in Trust Account	8,193	8,727
Net income	$2,939,265	$4,009,173

Weighted average shares outstanding of Class A ordinary share	32,500,000	32,500,000
Basic and diluted net income per share, Class A ordinary share	$0.00	$0.00
Weighted average shares outstanding of Class B ordinary share	8,125,000	7,955,801
Basic and diluted net income per share, Class B ordinary share	$0.36	$0.50

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATHFINDER ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2021 (Unaudited)

						Retained
	Ordinary Shares				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(8,000)	$17,000
Sale of units in initial public offering, net of fair value of public warrant liabilities	32,500,000	3,250	-	-	315,116,750	-	315,120,000
Excess cash received over the fair value of the private warrants	-	-	-	-	2,040,000	-	2,040,000
Offering costs	-	-	-	-	(17,947,371)	-	(17,947,371)
Class A ordinary shares subject to possible redemption	(29,529,953)	(2,953)	-	-	(295,296,577)	-	(295,299,530)
Net income	-	-	-	-	-	1,069,908	1,069,908
Balance - March 31, 2021 (Unaudited)	2,970,047	297	8,625,000	863	3,936,939	1,061,908	5,000,007
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Class A ordinary shares subject to possible redemption	(293,927)	(29)	-	-	(2,939,241)	-	(2,939,270)
Net income	-	-	-	-	-	2,939,265	2,939,265
Balance - June 30, 2021 (Unaudited)	2,676,120	$268	8,125,000	$813	$997,748	$4,001,173	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

PATHFINDER ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$4,009,173
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,160,000)
Financing costs - derivative warrant liabilities	575,330
Income from investments held in Trust Account	(8,727)
Changes in operating assets and liabilities:
Prepaid expenses	(1,024,215)
Accounts payable	400,000
Accrued expenses	59,482
Net cash used in operating activities	(1,148,957)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	81,243
Repayment of note payable to related party	(129,181)
Proceeds received from initial public offering	325,000,000
Proceeds received from private placement	8,500,000
Offering costs paid	(6,970,259)
Net cash provided by financing activities	326,481,803

Net increase in cash	332,846

Cash - beginning of the period	-
Cash - end of the period	$332,846

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$104,505
Offering costs paid by related party under note payable	$47,937
Deferred underwriting commissions in connection with the initial public offering	$11,375,000
Initial value of Class A ordinary shares subject to possible redemption	$309,904,680
Change in value of Class A ordinary shares subject to possible redemption	$(11,665,880)

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Company’s Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $325.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and are invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which are invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

The Company’s Sponsor, officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $332,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $129,000 pursuant to the Note issued to the Sponsor (as defined in Note 4). The Company repaid the Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any period thereafter.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the warrants issued in connection with the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of February 19, 2021 included in its Current Report on Form 8-K, filed February 25, 2021. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The following balance sheet items were impacted from the error correction as of February 19, 2021: an increase of approximately $16.3 million in derivative warrant liabilities; a decrease of approximately $16.3 million in the amount of Class A ordinary shares subject to redemption; an increase of $575,330 in additional paid-in capital; and an increase of $575,330 in accumulated deficit.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,250,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expire. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 29,823,880 and 0 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,750,000 shares of the Company’s Class A ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares for the three and six months ended June 30, 2021, is calculated by dividing the income from investments held in the Trust Account of approximately $8,000 and $9,000, respectively, for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period.

Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss attributed to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On February 19, 2021, the Company consummated its Initial Public Offering of 32,500,000 Units, including 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters have 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Units at the Initial Public Offering price to cover over-allotments. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were forfeited.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On December 28, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 7,906,250 Class B ordinary shares (the “Founder Shares”). On February 16, 2021, the Company effected a share dividend of 718,750 Class B ordinary shares to the Sponsor, resulting in there being an aggregate of 8,625,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Founder Shares to the extent that the option to purchase additional Units is not exercised in full by the underwriters or is reduced, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option to purchase an additional 2,500,000 Units on February 19, 2021 and on April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were forfeited by the Sponsor.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three and six months ended June 30, 2021, the Company incurred expenses of $20,000 under this agreement. As of June 30, 2021 and December 31, 2020, the Company had accrued approximately $30,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 2,676,120 and 0, respectively, of Class A ordinary shares issued and outstanding, excluding 29,823,880 and 0, respectively, of Class A ordinary shares subject to possible redemption.

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

Note 7 — Warrants

As of June 30, 2021 and December 31, 2020, the Company had 6,500,000 and 0, respectively, of Public Warrants and the 4,250,000 and 0, respectively, of Private Placement Warrants outstanding.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$325,008,727	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$6,760,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,420,000	$-

As of December 31, 2020, there were no assets or liabilities that are measured at fair value on a recurring basis.

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

The initial fair value of the Public and Private Placement Warrants, issued in connection with the Public Offering, has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The estimated fair value of the Public and Private Placement Warrants, prior to Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

February 19, 2021
Exercise price	$11.50
Unit price	$10.21
Volatility	25.0%
Term (years)	5.5
Risk-free rate	0.70%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,340,000
Change in fair value of derivative warrant liabilities	(1,935,000)
Derivative warrant liabilities at March 31, 2021	$14,405,000
Transfer of Public Warrants to Level 1	(8,710,000)
Transfer of Private Warrants to Level 2	(5,695,000)
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at June 30, 2021	$-

Note 9 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Promissory Note

On July 15, 2021, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor providing for borrowings by the Company in an aggregate principal amount of up to $500,000. The Working Capital Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Working Capital Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that Pathfinder consummates an initial business combination and (iii) may be prepaid at any time. As of August 13, 2021, there was no amount outstanding under the Working Capital Note.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Proposed Business Combination

On July 15, 2021, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among the Company, ServiceMax, Inc., a Delaware corporation (“ServiceMax”), and Stronghold Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a wholly owned subsidiary of ServiceMax. On August 11, 2021, the Company, ServiceMax and Serve Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Serve Merger Sub”), entered into an Amended and Restated Business Combination Agreement, (the “Business Combination Agreement”), amending and restating the Original Business Combination Agreement to provide that, among other things, (i) the Company will acquire in a tax-free reorganization all of the equity securities of ServiceMax and (ii) the Company intends to transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act (as revised), pursuant to which the Company's jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, on the date on which the Closing occurs (the “Closing Date”) prior to the Effective Time (as defined in the Business Combination Agreement): (i) the Company’s name will change to “ServiceMax, Inc.” (the Company upon and after the consummation of the Domestication being referred to herein as “New SM”), (ii) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and each issued and outstanding Class B ordinary share, par value $0.0001 per share (the “Class B ordinary shares”), of the Company will be converted into one share of common stock, par value $0.00001 per share, of New SM (the “New SM Common Stock”); (iii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of New SM Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the the Company warrant agreement; (iv) the governing documents of the Company will be amended and restated and become the certificate of incorporation and the bylaws of New SM; and in connection with clauses (ii) and (iii) of this paragraph, each issued and outstanding Unit of the Company that has not been previously separated into the underlying Class A ordinary shares of the Company and the underlying warrants of the Company prior to the Domestication will be cancelled and will entitle the holder thereof to one share of New SM Common Stock and one-fifth of one warrant representing the right to purchase one share of New SM Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the the Company warrant agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, (i) each share of common stock of ServiceMax (having been distributed to the former vested equityholders of ServiceMax’s parent pursuant to certain pre-closing reorganization transactions) will be exchanged for shares of New SM Common Stock, based on an implied ServiceMax pre-transaction equity value of $1.425 billion, subject to adjustment which would subtract (a) the amount of the cash payments being made to holders of vested profits interests of Parent pursuant to the pre-closing reorganization transactions and (b) the employer portion of any payroll, social security, employment or similar taxes payable in connection with the vesting or settlement of any vested profits interests and cash awards of Parent, and (ii) each equity award with respect to ServiceMax common stock pursuant to the ServiceMax Inc. 2021 Rollover Incentive Plan outstanding as of immediately prior to the Effective Time (including the equity awards issued to holders of unvested equity awards of Parent pursuant to the pre-closing reorganization transactions) will be converted into the right to receive New SM Common Stock in lieu of common stock of ServiceMax.

Strategic Investment

In connection with the Business Combination Agreement, Pathfinder and ServiceMax entered into subscription agreements with certain investors (the “Strategic Investors”), pursuant to which the Strategic Investors agreed to subscribe for and purchase, and Pathfinder agreed to issue and sell to the Strategic Investors an aggregate of 1,037,500 shares of Class A common stock (the “Strategic Shares”) for a purchase price of $10.00 per share, for expected aggregate gross proceeds of $10,375,000.

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

Upon the closing of the Initial Public Offering and the Private Placement, $325.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which are invested only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Recent Developments

Promissory Note

On July 15, 2021, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor providing for borrowings by the Company in an aggregate principal amount of up to $500,000. The Working Capital Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Working Capital Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that Pathfinder consummates an initial business combination and (iii) may be prepaid at any time. As of August 13, 2021, there was no amount outstanding under the Working Capital Note.

Proposed Business Combination

On August 11, 2021, we entered into an amended and restated business combination agreement with ServiceMax, Inc., a Delaware corporation ("ServiceMax"), and Serve Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us and certain related agreements, as further described in Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Strategic Investment

In connection with the Business Combination Agreement, we and ServiceMax entered into subscription agreements with certain investors, as further described in Note 9 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $332,000 in our operating bank account, and working capital of approximately $785,000.

Our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain of our expenses in exchange for the issuance of the Founder Shares (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report), and a loan of approximately $129,000 pursuant to the Note issued to the Sponsor (as defined below). We repaid the Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide us Working Capital Loans (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the three and six months ended June 30, 2021, we had net income of approximately $2.9 million and $4.0 million, which consisted of approximately a $3.2 million and $5.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $8,000 and $9,000 of income from investments held in trust account, partially offset by approximately $290,000 in general and administrative expenses, and approximately $575,000 and $0 in offering costs associated with derivative warrant liabilities.

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

We incurred approximately $30,000 and $50,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company had accrued approximately $10,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed balance sheets.

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

Critical Accounting Policies

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,250,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expires. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 29,823,880 and 0 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per ordinary share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of shares of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,750,000 shares of the Company’s ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares for the three and six months ended June 30, 2021, is calculated by dividing the income from investments held in the Trust Account of approximately $8,000 and $9,000, respectively, for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period.

Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss attributed to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

’

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was invested in in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

We have corrected the accounting for the warrants in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 4, 2021.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 4, 2021, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and improve our internal control over financial reporting. Specifically, management has expanded and improved the Company's review process for complex securities and related accounting standards. As of June 30, 2021, the Company's material weakness has not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 18, 2021, and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 4, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Second Amended and Restated Memorandum and Articles of Association (1)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	PATHFINDER ACQUISITION CORPORATION

	By:	/s/ David Chung
	Name:	David Chung
	Title:	Chief Executive Officer