Form 10-Q
period 2021-09-30
Pathfinder Acquisition Corp
filed 2021-11-15
CIK 1839132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 32,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PATHFINDER ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PATHFINDER ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$68,476	$-
Prepaid expenses	874,100	17,000
Total current assets	942,576	17,000
Deferred offering costs associated with initial public offering	-	25,000
Investments held in Trust Account	325,016,920	-
Total Assets	$325,959,496	$42,000

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$80,000	$-
Accrued expenses	132,833	25,000
Note payable - related party	250,000	-
Total current liabilities	462,833	25,000
Derivative warrant liabilities	10,212,500	-
Deferred underwriting commissions	11,375,000	-
Total liabilities	22,050,333	25,000

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 325,000,000 and -0- shares at $10.00 as of September 30, 2021 and December 31, 2020, respectively	325,000,000	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	813	863
Additional paid-in capital	-	24,137
Accumulated deficit	(21,091,650)	(8,000)
Total shareholders’equity (deficit):	(21,090,837)	17,000
Total Liabilities and Shareholders’ Equity (Deficit)	$325,959,496	$42,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	s
General and administrative expenses		$275,332	$809,556
General and administrative expenses - related party		30,000	80,000
Loss from operations		(305,332)	(889,556)
Other income (expenses):
Change in fair value of derivative warrant liabilities		967,500	6,127,500
Offering costs associated with derivative warrant liabilities		-	(575,330)
Income from investments held in Trust Account		8,193	16,920
Net income		$670,361	$4,679,534

Weighted average shares outstanding of Class A ordinary share		32,500,000	26,666,667
Basic and diluted net income per share, Class A ordinary share		$0.02	$0.13
Weighted average shares outstanding of Class B ordinary share, basic		8,125,000	8,012,821
Basic net income per share, Class B ordinary share		$0.02	$0.13
Weighted average shares outstanding of Class B ordinary share, diluted		8,125,000	8,125,000
Diluted net income per share, Class B ordinary share		$0.02	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(8,000)	$17,000
Excess cash received over the fair value of the private warrants	-	-	-	-	2,040,000	-	2,040,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,064,137)	(25,763,234)	(27,827,371)
Net income	-	-	-	-	-	1,069,908	1,069,908
Balance - March 31, 2021 (Unaudited)	-	-	8,625,000	863	0	(24,701,326)	(24,700,463)
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	-	-	-	-	(50)	50	-
Net income	-	-	-	-	-	2,939,265	2,939,265
Balance - June 30, 2021 (Unaudited)	-	-	8,125,000	813	0	(21,762,011)	(21,761,198)
Net income	-	-	-	-	-	670,361	670,361
Balance - September 30, 2021 (Unaudited)	-	$-	8,125,000	$813	$0	$(21,091,650)	$(21,090,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$4,679,534
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,127,500)
Offering costs associated with derivative warrant liabilities	575,330
Income from investments held in Trust Account	(16,920)
Changes in operating assets and liabilities:
Prepaid expenses	(857,100)
Accounts payable	80,000
Accrued expenses	3,329
Net cash used in operating activities	(1,663,327)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	331,243
Repayment of note payable to related party	(129,181)
Proceeds received from initial public offering	325,000,000
Proceeds received from private placement	8,500,000
Offering costs paid	(6,970,259)
Net cash provided by financing activities	326,731,803

Net increase in cash	68,476

Cash - beginning of the period	-
Cash - end of the period	$68,476

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$104,505
Offering costs paid by related party under note payable	$47,937
Deferred underwriting commissions in connection with the initial public offering	$11,375,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Company’s Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination

On July 15, 2021, the Company entered into a Business Combination Agreement (the “Original Business Combination Agreement”), by and among the Company, ServiceMax, Inc., a Delaware corporation (“ServiceMax”), and Stronghold Merger Sub, Inc., a Cayman Islands exempted company incorporated with limited liability and a wholly owned subsidiary of ServiceMax. On August 11, 2021, the Company, ServiceMax and Serve Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Serve Merger Sub”), entered into an Amended and Restated Business Combination Agreement, (the “Business Combination Agreement”), amending and restating the Original Business Combination Agreement to provide that, among other things, (i) the Company will acquire in a tax-free reorganization all of the equity securities of ServiceMax and (ii) the Company intends to transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the DGCL and Part XII of the Cayman Islands Companies Act (as revised), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

In connection with the Domestication, on the Closing Date prior to the time at which the Serve Merger Sub mergers with and into ServiceMax (the “Merger”) becomes effective (the “Effective Time”), (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”), and each issued and outstanding Class B ordinary share, par value $0.0001 per share (the “Class B ordinary shares”), of the Company will be converted into one share of common stock, par value $0.00001 per share, of New SM (the “New SM Common Stock”); (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of New SM Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the the Company Warrant Agreement entered into by the Company and the Trustee, as warrant agent (the “Company Warrant Agreement”); (iii) the governing documents of the Company will be amended and restated and become the certificate of incorporation and the bylaws of New SM as described in the Company’s proxy statement/prospectus; and (iv) the Company’s name will change to “ServiceMax, Inc.” In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of the Company that has not been previously separated into the underlying Class A ordinary shares of the Company and the underlying warrants of the Company prior to the Domestication will be cancelled and will entitle the holder thereof to one share of New SM Common Stock and one-fifth of one warrant representing the right to purchase one share of New SM Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Company Warrant Agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things, in connection with the Domestication, on the Closing Date prior to the Effective Time, (i) each share of ServiceMax outstanding as of immediately prior to the Effective Time (other than any shares held by dissenting holders of shares of common stock of ServiceMax who demand appraisal of such shares and comply with Section 262 of the General Corporation Law of the State of Delaware and the shares of ServiceMax that are cancelled pursuant to the Business Combination Agreement) will be exchanged for shares of New SM Common Stock, based on an implied ServiceMax pre-transaction equity value of $1.425 billion, subject to certain adjustments. Furthermore, at the Effective Time, each restricted stock aware and restricted stock unit award with respect to ServiceMax Common Stock issued pursuant to the rollover compensation plan of ServiceMax (the “Rollover Plan”) outstanding as of immediately prior to the Effective Time (including the restricted stock awards and the restricted stock unit awards with respect to ServiceMax Common Stock issued to holders of unvested profits interests and cash awards of ServiceMax JV, LP, the parent entity of ServiceMax (“ServiceMax JV”) pursuant to the Pre-Closing Reorganization (as defined below) transactions) will remain subject to the Rollover Plan but will be converted into the right to receive New SM Common Stock in lieu of common stock of ServiceMax Common Stock.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stronghold Private Placement

The Company and ServiceMax have entered into Subscription Agreements (as may be amended, the “Subscription Agreements”) with certain investors (the “Stronghold Private Placement Investors”) to consummate the Stronghold Private Placement (as defined below), pursuant to which the Stronghold Private Placement Investors have agreed to subscribe for and purchase, and ServiceMax has agreed to issue and sell to the Stronghold Private Placement Investors, immediately prior to the Effective Time, an aggregate of up to 1,037,500 shares of New SM Common Stock at a price of $10.00 per share, for aggregate gross proceeds of up to $10,375,000 (the “Stronghold Private Placement”).

Registration and Shareholder Rights Agreement

The Company, Sponsor, ServiceMax, Silver Lake Technology Management, L.L.C. (“Silver Lake”) and certain other equityholders of ServiceMax JV (who will own New SM Common Stock upon the consummation of the reorganization of ServiceMax and certain of its equity holders to take place prior to the Closing (the “Pre-Closing Reorganization”)) (collectively, the “Investors”) have entered into a registration and shareholder rights agreement (the “Registration and Shareholder Rights Agreement”) to be effective upon the closing of the Business Combination pursuant to which, among other things, the Investors have been granted certain customary registration rights and, in the case of Silver Lake, have been granted certain rights to nominate directors for election or appointment to the New SM Board following the closing of the Business Combination. Pursuant to the Registration and Shareholder Rights Agreement, Sponsor has agreed to certain lock-up restrictions on transactions in New SM equity securities after the closing of the Business Combination. Each other Investor has also agreed to certain lock-up conditions commencing on the closing of the Business Combination.

Transaction Support Agreements

ServiceMax JV, ServiceMax JV GP, LLC, the Company, Sponsor and ServiceMax have entered into a transaction support agreement (the “Company Transaction Support Agreement”), pursuant to which each of ServiceMax JV and ServiceMax JV GP, LLC has agreed to, among other things, (i) be bound by and subject to certain covenants and agreements related to the Business Combination Agreement and the ancillary documents thereto, (ii) support and vote in favor of the Business Combination Agreement, the Ancillary Documents and the transactions contemplated thereby, and (iii) take certain other actions pertaining to the Business Combination. Silver Lake, ServiceMax, Sponsor and the Company are entering into a transaction support agreement (the “Company Shareholder Transaction Support Agreement”), pursuant to which Silver Lake has agreed to, among other things, (i) be bound by and subject to certain covenants and agreements related to the Business Combination Agreement and the ancillary documents thereto, (ii) consent to and approve the Business Combination Agreement and certain ancillary documents to the Business Combination Agreement and (iii) take, or cause to be taken certain other actions pertaining to the Business Combination.

Sponsor Letter Agreement

Sponsor, ServiceMax and each of the Company’s directors and officers have entered into a Second Amended and Restated Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) Sponsor and each of the Company’s directors and officers have agreed to vote the Company ordinary shares owned by him, her or it in favor of the Business Combination Agreement and the transactions contemplated thereby to forego redemption rights in respect thereof, (ii) Sponsor and our independent directors have agreed to (a) waive any adjustment to the conversion ratio set forth in the governing documents of the Company, (b) not assert or perfect any rights to adjustment of the conversion ratio with respect to the Class B ordinary shares owned by him, her or it, (c) Sponsor has agreed to forfeit a number of its Class B ordinary shares and/or the Company warrants and (d) Sponsor has agreed to subject a number of the shares of New SM Common Stock into which its Class B ordinary shares are converted as a result of the Domestication to certain vesting conditions.

Strategic Investment

In connection with the Business Combination Agreement, Pathfinder and ServiceMax entered into amended and restated subscription agreements with certain investors (the “Strategic Investors”), pursuant to which the Strategic Investors agreed to subscribe for and purchase, and Pathfinder agreed to issue and sell to the Strategic Investors an aggregate of 1,037,500 shares of Class A common stock (the “Strategic Shares”) for a purchase price of $10.00 per share, for expected aggregate gross proceeds of $10,375,000 at the closing of the Business Combination.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $68,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note 4). The Company repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans, and as of September 30, 2021, we had borrowed $250,000 in Working Capital Loans under the Working Capital Note (as defined in Note 4).

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any period thereafter.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $2.1 million in additional paid-in capital and an increase of approximately $25.8 million to accumulated deficit, as well as a reclassification of 3,143,532 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 25, 2021 and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $29.7 million and $26.8 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expire. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 325,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the Over-allotment Units) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$536,289	$134,072	$3,598,311	$1,081,223

Denominator:
Basic weighted average ordinary shares outstanding	32,500,000	8,125,000	26,666,667	8,012,821

Basic net income per ordinary share	$0.02	$0.02	$0.13	$0.13

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$536,289	$134,072	$3,586,709	$1,092,825

Denominator:
Diluted weighted average ordinary shares outstanding	32,500,000	8,125,000	26,666,667	8,125,000

Diluted net income per ordinary share	$0.02	$0.02	$0.13	$0.13

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On December 23, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “IPO Note”). The IPO Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company borrowed approximately $129,000 under the IPO Note. The IPO Note was fully repaid on February 19, 2021. As of September 30, 2021 and December 31, 2020, there was $0 outstanding under the IPO Note.

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

Promissory Note

On July 15, 2021, the Company issued a promissory note (the “Working Capital Note”) to the Sponsor providing for borrowings by the Company in an aggregate principal amount of up to $500,000. The Working Capital Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Working Capital Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that Pathfinder consummates an initial business combination and (iii) may be prepaid at any time. As of December 31, 2020, there were no amounts under any Working Capital Loans, and as of September 30,, 2021, the Company had borrowed $250,000 in Working Capital Loans under the Working Capital Note.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three and nine months ended September 30, 2021, the Company incurred expenses of $30,000 and $80,000, respectively, under this agreement. As of September 30, 2021 and December 31, 2020, the Company had accrued approximately $10,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 32,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheet is reconciled on the following table:

Gross proceeds	$325,000,000
Less:
Fair value of Public Warrants at issuance	(9,880,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,947,372)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,827,372
Class A ordinary shares subject to possible redemption	$325,000,000

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 325,000,000 and 0, respectively, of Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 — Warrants

As of September 30, 2021 and December 31, 2020, the Company had 6,175,000 and 0, respectively, of Public Warrants and the 4,037,500 and 0, respectively, of Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the Company Warrant Agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$325,016,920	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$6,175,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$4,037,500	$-

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of June 30, 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

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

At initial issuance
Exercise price	$11.50
Unit price	$10.21
Volatility	25.0%
Term (years)	5.5
Risk-free rate	0.70%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	16,340,000
Change in fair value of derivative warrant liabilities	(1,935,000)
Derivative warrant liabilities at March 31, 2021	$14,405,000
Transfer of Public Warrants to Level 1	(8,710,000)
Transfer of Private Warrants to Level 2	(5,695,000)
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at June 30, 2021	$-
Derivative warrant liabilities at September 30, 2021	$-

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Pathfinder Acquisition Corporation,” “Pathfinder,” “our,” “us” or “we” refer to Pathfinder Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Proposed Business Combination

On August 11, 2021, we entered into an amended and restated business combination agreement with ServiceMax, Inc., a Delaware corporation (“ServiceMax”), and Serve Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of us and certain related agreements, as further described in Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Strategic Investment

In connection with the Business Combination Agreement, we and ServiceMax entered into subscription agreements with certain investors, as further described in Note 1 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $68,000 in our operating bank account and working capital of approximately $480,000.

Our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain of our expenses in exchange for the issuance of the Founder Shares (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report), and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report). We repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide us Working Capital Loans (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans, and as of September 30, 2021, we had borrowed $250,000 in Working Capital Loans under the Working Capital Note (as defined in Note 4 to the financial statements included in Item 1 of this Quarterly Report).

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $670,000, which consisted of approximately a $968,000 of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $8,000 of income from investments held in trust account, offset by approximately $305,000 in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $4.7 million, which consisted of approximately a $6.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $17,000 of income from investments held in trust account, offset by approximately $890,000 in general and administrative expenses, and approximately $575,000 in offering costs associated with derivative warrant liabilities.

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

We incurred approximately $30,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company had accrued approximately $80,000 and $0, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

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

The 6,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 4,250,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expires. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 325,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

On April 12, 2021, the staff at the SEC issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants and public warrants as equity (for a full description of our private placement warrants and public warrants, refer to the registration statement on Form S-1 (File No. 333-252498), filed in connection with the Company’s initial public offering, declared effective by the SEC on February 16, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the February 19, 2021 audited closing balance sheet we filed with the SEC on Form 8-K on February 25, 2021. Based on the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the Company Warrant Agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.

We have corrected the accounting for the warrants in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 4, 2021.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management's assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with GAAP. The material weakness resulted in a material misstatement of current liabilities and shareholders' equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management's evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1†	Amended and Restated Business Combination Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc. and Serve Merger Sub, Inc.(1)

3.1	Second Amended and Restated Memorandum and Articles of Association (2)

10.1	Second Amended and Restated Sponsor Letter Agreement, dated as of October 19, 2021, by and among Pathfinder Acquisition Corporation, Pathfinder Acquisition LLC, and each of Richard Lawson, David Chung, Lindsay Sharma, Jon Steven Young, Hans Swildens, Steven Walske, Lance Taylor, Omar Johnson and Paul Weiskopf.

10.2	Form of Amended and Restated Subscription Agreement. (1)

10.3	Amended and Restated ServiceMax Transaction Support Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc., Pathfinder Acquisition LLC, ServiceMax JV GP, LLC and ServiceMax JV, LP. (1)

10.4	Amended and Restated ServiceMax Shareholder Transaction Support Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc., Pathfinder Acquisition LLC and SLP Snowflake Aggregator, L.P. (1)

10.5	Amended and Restated Registration and Shareholder Rights Agreement, dated as of August 11, 2021, by and among ServiceMax, Inc., Pathfinder Acquisition Corporation, Pathfinder Acquisition LLC, SLP Snowflake Aggregator, L.P. and the other parties named therein. (1)

10.6	Working Capital Note, dated as of July 15, 2021, by and between Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (3)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 19, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 12, 2021	PATHFINDER ACQUISITION CORPORATION

	By:	/s/ David Chung
	Name:	David Chung
	Title:	Chief Executive Officer