Form 10-Q/A
period 2021-09-30
Pathfinder Acquisition Corp
filed 2021-12-01
CIK 1839132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 30, 2021, 32,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Pathfinder Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Pathfinder Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “First Amended Filing”).

On November 15, 2021, Pathfinder Acquisition Corporation (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 19, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares subject to redemption as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 29, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 19, 2021 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 3, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 4, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and the respective impact to earning per share and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The restated amounts did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Quarterly Report on Form 10-Q.

PATHFINDER ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PATHFINDER ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$68,476	$-
Prepaid expenses	874,100	17,000
Total current assets	942,576	17,000
Deferred offering costs associated with initial public offering	-	25,000
Investments held in Trust Account	325,016,920	-
Total Assets	$325,959,496	$42,000

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$80,000	$-
Accrued expenses	132,833	25,000
Note payable - related party	250,000	-
Total current liabilities	462,833	25,000
Derivative warrant liabilities	10,212,500	-
Deferred underwriting commissions	11,375,000	-
Total liabilities	22,050,333	25,000

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 325,000,000 and -0- shares at $10.00 as of September 30, 2021 and December 31, 2020, respectively	325,000,000	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,125,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	813	863
Additional paid-in capital	-	24,137
Accumulated deficit	(21,091,650)	(8,000)
Total shareholders’equity (deficit):	(21,090,837)	17,000
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$325,959,496	$42,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
	s
General and administrative expenses		$275,332	$809,556
General and administrative expenses - related party		30,000	80,000
Loss from operations		(305,332)	(889,556)
Other income (expenses):
Change in fair value of derivative warrant liabilities		967,500	6,127,500
Offering costs associated with derivative warrant liabilities		-	(575,330)
Income from investments held in Trust Account		8,193	16,920
Net income		$670,361	$4,679,534

Weighted average shares outstanding of Class A ordinary share		32,500,000	26,666,667
Basic and diluted net income per share, Class A ordinary share		$0.02	$0.13
Weighted average shares outstanding of Class B ordinary share, basic		8,125,000	8,012,821
Basic net income per share, Class B ordinary share		$0.02	$0.13
Weighted average shares outstanding of Class B ordinary share, diluted		8,125,000	8,125,000
Diluted net income per share, Class B ordinary share		$0.02	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(8,000)	$17,000
Excess cash received over the fair value of the private warrants	-	-	-	-	2,040,000	-	2,040,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,064,137)	(25,763,234)	(27,827,371)
Net income	-	-	-	-	-	1,069,908	1,069,908
Balance - March 31, 2021 (Unaudited), as restated, see Note 2	-	-	8,625,000	863	0	(24,701,326)	(24,700,463)
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	-	-	-	-	(50)	50	-
Net income	-	-	-	-	-	2,939,265	2,939,265
Balance - June 30, 2021 (Unaudited), as restated, see Note 2	-	-	8,125,000	813	0	(21,762,011)	(21,761,198)
Net income	-	-	-	-	-	670,361	670,361
Balance - September 30, 2021 (Unaudited)	-	$-	8,125,000	$813	$0	$(21,091,650)	$(21,090,837)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

Sponsor Letter Agreement

Sponsor, ServiceMax and each of the Company’s directors and officers have entered into a Second Amended and Restated Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) Sponsor and each of the Company’s directors and officers have agreed to vote the Company ordinary shares owned by him, her or it in favor of the Business Combination Agreement and the transactions contemplated thereby to forego redemption rights in respect thereof, (ii) Sponsor and our independent directors have agreed to (a) waive any adjustment to the conversion ratio set forth in the governing documents of the Company, (b) not assert or perfect any rights to adjustment of the conversion ratio with respect to the Class B ordinary shares owned by him, her or it, (c) solely in the circumstances described in the Sponsor Letter Agreement, Sponsor has agreed to forfeit a number of its Class B ordinary shares and/or the Company warrants and (d) Sponsor has agreed to subject a number of the shares of New SM Common Stock into which its Class B ordinary shares are converted as a result of the Domestication to certain vesting conditions.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K for the IPO Balance Sheet and Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and the respective impact on earnings per share and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $31.4 million, a decrease to additional paid-in capital of $5.7 million, an increase to the accumulated deficit of $25.7 million, and the reclassification of 3,143,532 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption as presented below.

As of February 19, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$326,778,570		$326,778,570
Total liabilities	$28,213,886		$28,213,886
Class A ordinary shares subject to redemption	293,564,680	31,435,320	325,000,000
Preference shares	-	-	-
Class A ordinary shares	314	(314)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	5,671,772	(5,671,772)	-
Accumulated deficit	(672,945)	(25,763,234)	(26,436,179)
Total shareholders' equity (deficit)	$5,000,004	$(31,435,320)	$(26,435,316)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$326,778,570	$-	$326,778,570

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$326,592,520		$326,592,520
Total liabilities	$26,292,984		$26,292,984
Class A ordinary shares subject to possible redemption	295,299,530	29,700,470	325,000,000
Preference shares	-	-	-
Class A ordinary shares	296	(296)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	3,936,939	(3,936,939)	-
Retained earnings (accumulated deficit)	1,061,908	(25,763,236)	(24,701,328)
Total shareholders' equity (deficit)	$5,000,006	$(29,700,471)	$(24,700,465)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$326,592,520	$-	$326,592,520

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$309,904,680	$(309,904,680)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(14,605,150)	$14,605,150	$-

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$326,382,788		$326,382,788
Total liabilities	$23,143,986		$23,143,986
Class A ordinary shares subject to possible redemption	298,238,800	26,761,200	325,000,000
Preference shares	-	-	-
Class A ordinary shares	268	(268)	-
Class B ordinary shares	813	-	813
Additional paid-in capital	997,748	(997,748)	-
Retained earnings (accumulated deficit)	4,001,173	(25,763,185)	(21,762,012)
Total shareholders' equity (deficit)	$5,000,002	$(26,761,201)	$(21,761,199)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$326,382,788	$-	$326,382,788

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption as revised	$309,904,680	$(309,904,680)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(11,665,880)	$11,665,880	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$1,069,908	$-	$1,069,908
Weighted average shares outstanding	32,500,000	(17,694,444)	14,805,556
Basic and diluted income per share	$0.00	$0.05	$0.05
For the three months ended June 30, 2021
Net income	$2,939,265	$-	$2,939,265
Weighted average shares outstanding	32,500,000	-	32,500,000
Basic and diluted income per share	$0.00	$0.07	$0.07
For the six months ended June 30, 2021
Net income	$4,009,173	$-	$4,009,173
Weighted average shares outstanding	32,500,000	(8,798,343)	23,701,657
Basic and diluted income per share	$0.00	$0.13	$0.13

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

	Earnings Per Share for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Net income	$1,069,908	$-	$1,069,908
Weighted average shares outstanding	7,784,722	0	7,784,722
Basic and diluted income per share	$(0.10)	$0.15	$0.05
For the three months ended June 30, 2021
Net income	$2,939,265	$-	$2,939,265
Weighted average shares outstanding	8,125,000	-	8,125,000
Basic and diluted income per share	$0.23	$(0.16)	$0.07
For the six months ended June 30, 2021
Net income	$4,009,173	$-	$4,009,173
Weighted average shares outstanding	7,955,801	0	7,955,801
Basic and diluted income per share	$0.18	$(0.05)	$0.13

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 19, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on February 19, 2021, except for the risk factor included in the Company's quarterly report on Form 10-Q for the period ended March 31, 2021, and the below risk factor.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A Common Stock in permanent equity rather than temporary equity, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company's balance sheet as of February 19, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A Common Stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1†	Amended and Restated Business Combination Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc. and Serve Merger Sub, Inc.(1)

3.1	Second Amended and Restated Memorandum and Articles of Association (2)

10.1	Second Amended and Restated Sponsor Letter Agreement, dated as of October 19, 2021, by and among Pathfinder Acquisition Corporation, Pathfinder Acquisition LLC, and each of Richard Lawson, David Chung, Lindsay Sharma, Jon Steven Young, Hans Swildens, Steven Walske, Lance Taylor, Omar Johnson and Paul Weiskopf.(3)

10.2	Form of Amended and Restated Subscription Agreement. (1)

10.3	Amended and Restated ServiceMax Transaction Support Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc., Pathfinder Acquisition LLC, ServiceMax JV GP, LLC and ServiceMax JV, LP. (1)

10.4	Amended and Restated ServiceMax Shareholder Transaction Support Agreement, dated as of August 11, 2021, by and among Pathfinder Acquisition Corporation, ServiceMax, Inc., Pathfinder Acquisition LLC and SLP Snowflake Aggregator, L.P. (1)

10.5	Amended and Restated Registration and Shareholder Rights Agreement, dated as of August 11, 2021, by and among ServiceMax, Inc., Pathfinder Acquisition Corporation, Pathfinder Acquisition LLC, SLP Snowflake Aggregator, L.P. and the other parties named therein. (1)

10.6	Working Capital Note, dated as of July 15, 2021, by and between Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (4)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 11, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 22, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 15, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 19, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 30, 2021	PATHFINDER ACQUISITION CORPORATION

	By:	/s/ David Chung
	Name:	David Chung
	Title:	Chief Executive Officer