Form 10-Q
period 2022-03-31
Pathfinder Acquisition Corp
filed 2022-05-13
CIK 1839132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 32,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PATHFINDER ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PATHFINDER ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$75,500	$21,217
Prepaid expenses	599,717	713,426
Total current assets	675,217	734,643
Investments held in Trust Account	325,035,666	325,028,452
Total Assets	$325,710,883	$325,763,095

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$252,590	$200,984
Accrued expenses	232,000	330,565
Due to related party	61,116	61,116
Note payable	500,000	250,000
Total current liabilities	1,045,706	842,665
Derivative warrant liabilities	3,977,500	6,342,500
Deferred underwriting commissions	11,375,000	11,375,000
Total liabilities	16,398,206	18,560,165

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at redemption value of $10.00 as of March 31, 2022 and December 31, 2021	325,000,000	325,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,125,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	813	813
Additional paid-in capital	-	-
Accumulated deficit	(15,688,136)	(17,797,883)
Total shareholders’ deficit	(15,687,323)	(17,797,070)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$325,710,883	$325,763,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$232,467	$270,296
General and administrative expenses - related party	30,000	20,000
Loss from operations	(262,467)	(290,296)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,365,000	1,935,000
Offering costs associated with derivative warrant liabilities	-	(575,330)
Income from investments held in Trust Account	7,214	534
Net income	$2,109,747	$1,069,908

Weighted average shares outstanding of Class A ordinary share, basic and diluted	32,500,000	14,805,556
Basic net income per share, Class A ordinary share	$0.05	$0.05
Weighted average shares outstanding of Class B ordinary share, basic	8,125,000	7,784,722
Basic net income per share, Class B ordinary share	$0.05	$0.05
Weighted average shares outstanding of Class B ordinary share	8,125,000	8,125,000
Diluted net income per share, Class B ordinary share	$0.05	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,125,000	$813	$-	$(17,797,883)	$(17,797,070)
Net income	-	-	-	-	-	2,109,747	2,109,747
Balance - March 31, 2022 (Unaudited)	-	$-	8,125,000	$813	$-	$(15,688,136)	$(15,687,323)

For The Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(8,000)	$-
Excess cash received over the fair value of the private warrants	-	-	-	-	2,040,000	-	2,040,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,064,137)	(25,763,234)	(27,827,371)
Net income	-	-	-	-	-	1,069,908	1,069,908
Balance - March 31, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(24,701,326)	$(24,717,463)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,109,747	$1,069,908
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,365,000)	(1,935,000)
Offering costs associated with derivative warrant liabilities	-	575,330
Income from investments held in Trust Account	(7,214)	(534)
Changes in operating assets and liabilities:
Prepaid expenses	113,709	(1,190,326)
Accounts payable	51,606	367,250
Accrued expenses	(98,565)	66,646
Net cash used in operating activities	(195,717)	(1,046,726)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(325,000,000)
Net cash used in investing activities	-	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	250,000	81,243
Repayment of note payable to related party	-	(129,181)
Proceeds received from initial public offering	-	325,000,000
Proceeds received from private placement	-	8,500,000
Offering costs paid	-	(7,020,676)
Net cash provided by financing activities	250,000	326,431,386

Net increase in cash	54,283	384,660

Cash - beginning of the period	21,217	-
Cash - end of the period	$75,500	$384,660

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$2,750
Offering costs included in accrued expenses	$-	$51,338
Offering costs paid by related party under promissory note	$-	$47,938
Deferred underwriting commissions in connection with the initial public offering	$-	$11,375,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Company’s Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Pathfinder Acquisition LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 16, 2021. On February 19, 2021, the Company consummated its Initial Public Offering of 32,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions (see Note 5). The underwriters had 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters.

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

For additional information regarding the agreement, see the Company’s Current Reports on Form 8-K filed by the Company on July 19, 2021, August 12, 2021, and December 6, 2021,and the withdrawal of Company’s registration statement on Form S-4 (as amended) on December 6, 2021.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Capital Resources and Going Concern

As of March 31, 2022, the Company had approximately $76,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statement-Going Concern,” management has determined that working capital needs, the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company intends to complete a business combination by February 19, 2023.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note 4). The Company repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, we had borrowed $500,000 and $250,000 in Working Capital Loans under the Promissory Note (as defined in Note 4).

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the consolidated balance sheets, except for derivative warrant liabilities (see note 9).

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expire. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the Over-allotment Units) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of the over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,687,797	$421,949

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,500,000	8,125,000

Basic and diluted net income per ordinary share	$0.05	$0.05

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended March 31, 2021
	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income, basic	$701,213	$368,696
Allocation of net income, diluted	690,807	379,101
Denominator:
Basic weighted average ordinary shares outstanding	14,805,556	7,784,722
Diluted weighted average ordinary shares outstanding	14,805,556	8,125,000
Basic net income per ordinary share	$0.05	$0.05
Diluted net income per ordinary share	$0.05	$0.05

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 - Initial Public Offering

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 4 - Related Party Transactions

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

Related Party Loans

On December 23, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “IPO Note”). The IPO Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company borrowed approximately $129,000 under the IPO Note. The IPO Note was fully repaid on February 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note

On July 15, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor providing for borrowings by the Company in an aggregate principal amount of up to $500,000. The Promissory Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Promissory Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that the Company consummates an initial business combination and (iii) may be prepaid at any time. As of March 31, 2022 and December 31, 2021, the Company had borrowed $500,000 and $250,000 in loans under the Promissory Note, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2022 and 2021, the Company incurred expenses of $30,000 and $20,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued approximately $130,000 and $100,000, respectively, for services in connection with such agreement on the accompanying consolidated balance sheets in accrued expenses and accounts payable.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of March 31, 2022 and December 31, 2021, there was approximately $61,000 due to related parties.

Note 5 - Commitments and Contingencies

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Consulting Agreements

The Company has an agreement with third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has incurred approximately $5.0 million in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an initial Business Combination.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 32,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$325,000,000
Less:
Fair value of Public Warrants at issuance	(9,880,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,947,372)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,827,372
Class A ordinary shares subject to possible redemption	$325,000,000

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 32,500,000 of Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 28, 2020, the Company issued 7,906,250 Class B ordinary shares. On February 16, 2021, the Company effected a share dividend of 718,750 Class B ordinary shares to the Sponsor, resulting in there being an aggregate of 8,625,000 Class B ordinary shares outstanding. Of the of 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option to purchase an additional 2,500,000 Units on February 19, 2021 and on April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were subsequently forfeited.

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

Note 8 - Warrants

As of March 31, 2022 and December 31, 2021, the Company had 6,500,000 of Public Warrants and the 4,250,000 of Private Placement Warrants outstanding.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below).

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$325,035,666	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$-	$2,405,000	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,572,500	$-

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$325,028,452	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$-	$3,835,000	$-
Derivative warrant liabilities - Private placement warrants	$-	$2,507,500	$-

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants were transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. Subsequently in December 2021, the estimated fair value of Public Warrants were transferred from a Level 1 measurement to Level 2 measurement. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 or the year ended December 31, 2021.

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

Note 10 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Our sponsor is Pathfinder Acquisition LLC, a Delaware limited liability company. The registration statement for our initial public offering was declared effective on February 16, 2021 (our “initial public offering”). On February 19, 2021, we consummated our initial public offering of 32,500,000 units (“Units”), including 2,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters had 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Units at our initial public offering price to cover over-allotments, if any. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters.

Simultaneously with the closing of our initial public offering, we consummated the private placement (the “private placement”) of 4,250,000 private placement warrants to our sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share (the “private placement warrants”), at a price of $2.00 per private placement warrant, generating gross proceeds to us of $8.5 million.

Upon the closing of our initial public offering and the private placement, $325.0 million ($10.00 per Unit) of the net proceeds of our initial public offering and certain of the proceeds of the private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “trust account”) and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which are invested only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the sale of private placement warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Liquidity and Capital Resources and Going Concern

As of March 31, 2022, we had approximately $76,000 in our operating bank account, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Our liquidity needs had been satisfied through the payment of $25,000 from our sponsor to cover for certain of our expenses in exchange for the issuance of the founder shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to our sponsor (as defined in Note 5 to the financial statements included in Item 1 of this Report). We repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of our initial public offering and the private placement, our needs have been satisfied with the proceeds from the consummation of the private placement not held in the trust account. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor will provide us Working Capital Loans (as defined in Note 5 to the financial statements included in Item 1 of this Report). As of March 31, 2022 and December 31, 2021, we had borrowed $500,000 and $250,000 in Working Capital Loans under the Promissory Note (as defined in Note 5 to the financial statements included in Item 1 of this Report), respectively.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statement-Going Concern,” management has determined that working capital needs, the mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and our initial public offering and since our initial public offering, searching for a business combination target company. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had net income of approximately $2.1 million, which consisted of approximately $2.4 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $7,000 of income from investments held in trust account, offset by approximately $262,000 in general and administrative expenses.

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

We incurred approximately $30,000 and $20,000 in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had accrued approximately $130,000 and $100,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

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

The 6,500,000 public warrants issued in connection with our initial public offering and the 4,250,000 private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expires. The initial fair value of the public warrants issued in connection with the Public Offering and the fair value of the private placement warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the public warrants as of March 31, 2022 and December 31, 2021, is based on observable listed prices for such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, we determined that the fair value of each private placement warrant is equivalent to that of each public warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 325,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Net income per ordinary share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in our initial public offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 19, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 1, 2022, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 13, 2022	PATHFINDER ACQUISITION CORPORATION

	By:	/s/ David Chung
	Name:	David Chung
	Title:	Chief Executive Officer

	By:	/s/ Lance Taylor
	Name:	Lance Taylor
	Title:	Chief Financial Officer