Form 10-Q
period 2022-09-30
Pathfinder Acquisition Corp
filed 2022-11-14
CIK 1839132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, 32,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,125,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

PATHFINDER ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PATHFINDER ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$42,395	$21,217
Prepaid expenses	254,967	713,426
Total current assets	297,362	734,643
Investments held in Trust Account	326,352,434	325,028,452
Total Assets	$326,649,796	$325,763,095

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$208,663	$200,984
Accrued expenses	2,237,522	330,565
Due to related party	61,116	61,116
Note payable	750,000	250,000
Total current liabilities	3,257,301	842,665
Derivative warrant liabilities	237,580	6,342,500
Deferred underwriting commissions	5,118,750	11,375,000
Total liabilities	8,613,631	18,560,165

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at redemption value of approximately $10.04 and $10.00 as of September 30, 2022 and December 31, 2021, respectively	326,252,434	325,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,125,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	813	813
Additional paid-in capital	-	-
Accumulated deficit	(8,217,082)	(17,797,883)
Total shareholders’ deficit	(8,216,269)	(17,797,070)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$326,649,796	$325,763,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$2,272,238	$275,332	$2,761,917	$809,556
General and administrative expenses - related party	30,000	30,000	90,000	80,000
Loss from operations	(2,302,238)	(305,332)	(2,851,917)	(889,556)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,159,920	967,500	6,104,920	6,127,500
Gain from settlement of deferred underwriting commissions	6,256,250	-	6,256,250	-
Offering costs associated with derivative warrant liabilities	-	-	-	(575,330)
Income from investments held in Trust Account	1,108,635	8,193	1,323,982	16,920
Net income	$6,222,567	$670,361	$10,833,235	$4,679,534

Weighted average shares outstanding of Class A ordinary share, basic and diluted	32,500,000	32,500,000	32,500,000	26,666,667
Basic net income per share, Class A ordinary share	$0.15	$0.02	$0.27	$0.13
Weighted average shares outstanding of Class B ordinary share, basic	8,125,000	8,125,000	8,125,000	8,012,821
Basic net income per share, Class B ordinary share	$0.15	$0.02	$0.27	$0.13
Weighted average shares outstanding of Class B ordinary share, diluted	8,125,000	8,125,000	8,125,000	8,125,000
Diluted net income per share, Class B ordinary share	$0.15	$0.02	$0.27	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,125,000	$813	$-	$(17,797,883)	$(17,797,070)
Net income	-	-	-	-	-	2,109,747	2,109,747
Balance - March 31, 2022 (Unaudited)	-	-	8,125,000	813	-	(15,688,136)	(15,687,323)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(143,799)	(143,799)
Net income	-	-	-	-	-	2,500,921	2,500,921
Balance - June 30, 2022 (Unaudited)	-	-	8,125,000	813	-	(13,331,014)	(13,330,201)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,108,635)	(1,108,635)
Net income	-	-	-	-	-	6,222,567	6,222,567
Balance - September 30, 2022 (Unaudited)	-	$-	8,125,000	$813	$-	$(8,217,082)	$(8,216,269)

For The Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	8,625,000	$863	$24,137	$(8,000)	$17,000
Excess cash received over the fair value of the private warrants	-	-	-	-	2,040,000	-	2,040,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(2,064,137)	(25,763,234)	(27,827,371)
Net income	-	-	-	-	-	1,069,908	1,069,908
Balance - March 31, 2021 (Unaudited)	-	-	8,625,000	863	-	(24,701,326)	(24,700,463)
Forfeiture of Class B ordinary shares	-	-	(500,000)	(50)	50	-	-
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	-	-	-	-	(50)	50	-
Net income	-	-	-	-	-	2,939,265	2,939,265
Balance - June 30, 2021 (Unaudited)	-	-	8,125,000	813	-	(21,762,011)	(21,761,198)
Net income	-	-	-	-	-	670,361	670,361
Balance - September 30, 2021 (Unaudited)	-	$-	8,125,000	$813	$-	$(21,091,650)	$(21,090,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PATHFINDER ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,833,235	$4,679,534
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,104,920)	(6,127,500)
Gain from settlement of deferred underwriting commissions	(6,256,250)	-
Offering costs associated with derivative warrant liabilities	-	575,330
Income from investments held in Trust Account	(1,323,982)	(16,920)
Changes in operating assets and liabilities:
Prepaid expenses	458,459	(857,100)
Accounts payable	7,679	80,000
Accrued expenses	1,906,957	3,329
Net cash used in operating activities	(478,822)	(1,663,327)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(325,000,000)
Net cash used in investing activities	-	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	500,000	331,243
Repayment of note payable to related party	-	(129,181)
Proceeds received from initial public offering	-	325,000,000
Proceeds received from private placement	-	8,500,000
Offering costs paid	-	(6,970,259)
Net cash provided by financing activities	500,000	326,731,803

Net increase in cash	21,178	68,476

Cash - beginning of the period	21,217	-
Cash - end of the period	$42,395	$68,476

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$104,505
Offering costs paid by related party under promissory note	$-	$47,937
Deferred underwriting commissions in connection with the initial public offering	$-	$11,375,000

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

As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Company’s Initial Public Offering, the search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Pathfinder Acquisition LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 16, 2021. On February 19, 2021, the Company consummated its Initial Public Offering of 32,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions (see Note 5). The underwriters had 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Units at the Initial Public Offering price to cover over-allotments, if any. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note 5).

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note 5).  The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.

Liquidity and Capital Resources and Going Concern

As of September 30, 2022, the Company had approximately $42,000 in its operating bank accounts, which is not sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or through the mandatory liquidation date of February 19, 2023.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note 4). The Company repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor will provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, we had borrowed $750,000 and $250,000 in Working Capital Loans under the Promissory Note, respectively (as defined in Note 4).

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 1, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the Proposed Business Combination (as defined in Note 10). All inter-company accounts and transactions are eliminated in consolidation.

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expire. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the Over-Allotment Units) and the Private Placement Warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic	$4,978,054	$1,244,513	$536,289	$134,072
Allocation of net income (loss), diluted	4,978,054	1,244,513	536,289	134,072
Denominator:
Basic weighted average ordinary shares outstanding	32,500,000	8,125,000	32,500,000	8,125,000
Diluted weighted average ordinary shares outstanding	32,500,000	8,125,000	32,500,000	8,125,000
Basic net income (loss) per ordinary share	$0.15	$0.15	$0.02	$0.02
Diluted net income (loss) per ordinary share	$0.15	$0.15	$0.02	$0.02

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income, basic	$8,666,588	$2,166,647	$3,598,311	$1,081,223
Allocation of net income, diluted	8,666,588	2,166,647	3,586,709	1,092,825
Denominator:
Basic weighted average ordinary shares outstanding	32,500,000	8,125,000	26,666,667	8,012,821
Diluted weighted average ordinary shares outstanding	32,500,000	8,125,000	26,666,667	8,125,000
Basic net income per ordinary share	$0.27	$0.27	$0.13	$0.13
Diluted net income per ordinary share	$0.27	$0.27	$0.13	$0.13

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 3 - Initial Public Offering

On February 19, 2021, the Company consummated its Initial Public Offering of 32,500,000 Units, including 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters have 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Units at the Initial Public Offering price to cover over-allotments. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were forfeited. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note 5).

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

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On July 15, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor providing for borrowings by the Company in an aggregate principal amount of up to $500,000, which was subsequently amended and restated to increase available borrowings to up to $750,000 on May 24, 2022. The Promissory Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Promissory Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that the Company consummates an initial business combination and (iii) may be prepaid at any time. As of September 30, 2022 and December 31, 2021, the Company had borrowed $750,000 and $250,000 in loans under the Promissory Note, respectively.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred expenses of $90,000 and $80,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $139,000 and $100,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets in accrued expenses and accounts payable.

In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of September 30, 2022 and December 31, 2021, there was approximately $61,000 due to related parties.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.5 million in the aggregate, payable upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $11.4 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement, resulting in a gain from settlement of deferred underwriting commissions of approximately $6.3 million.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consulting Agreements

The Company has an agreement with third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $5.2 million and $5.0 million, respectively, in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an initial Business Combination.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 32,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$325,000,000
Less:
Fair value of Public Warrants at issuance	(9,880,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,947,372)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,827,372
Class A ordinary shares subject to possible redemption as of December 31, 2021	325,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	143,799
Class A ordinary shares subject to possible redemption as of June 30, 2022	325,143,799
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,108,635
Class A ordinary shares subject to possible redemption as of September 30, 2022	$326,252,434

Note 7 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

PATHFINDER ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 32,500,000 of Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 28, 2020, the Company issued 7,906,250 Class B ordinary shares. On February 16, 2021, the Company effected a share dividend of 718,750 Class B ordinary shares to the Sponsor, resulting in there being an aggregate of 8,625,000 Class B ordinary shares outstanding. Of the of 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option to purchase an additional 2,500,000 Units on February 19, 2021 and on April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were subsequently forfeited. As of September 30, 2022 and December 31, 2021, there were 8,125,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 6,500,000 of Public Warrants and the 4,250,000 of Private Placement Warrants outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$326,352,434	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$-	$143,650	$-
Derivative warrant liabilities - Private placement warrants	$-	$93,930	$-

PATHFINDER ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$325,028,452	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$-	$3,835,000	$-
Derivative warrant liabilities - Private placement warrants	$-	$2,507,500	$-

Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. Subsequently in December 2021, the estimated fair value of Public Warrants was transferred from a Level 1 measurement to Level 2 measurement due to lack of trading activity. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022 or the year ended December 31, 2021.

The initial fair value of the Public and Private Placement Warrants, issued in connection with the Initial Public Offering, has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The estimated fair value of the Public and Private Placement Warrants, prior to Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The term to expiration was calculated as the contractual term of the Public and Private Placement Warrants, assuming one year to a Business Combination from the IPO date. Finally, the Company does not anticipate paying a dividend. The most significant input was volatility and significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

There were no change in fair value of the derivative liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	16,340,000
Change in fair value of derivative warrant liabilities	(1,935,000)
Derivative warrant liabilities at March 31, 2021	14,405,000
Transfer of Public Warrants to Level 1	(8,710,000)
Transfer of Private Placement Warrants to Level 2	(5,695,000)
Change in fair value of derivative warrant liabilities	-
Derivative warrant liabilities at June 30, 2021	-
Derivative warrant liabilities at September 30, 2021	$-

PATHFINDER ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Proposed Business Combination

On October 3, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Movella Inc., a Delaware corporation (“Movella”), and Motion Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (collectively, the “Proposed Business Combination”) were approved by the boards of directors of each of the Company, Movella and Merger Sub and the Company in its capacity as the sole shareholder of Merger Sub.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, among other things, (i) the Company will change its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company will change its name to “Movella Holdings Inc.” (“New Movella”) and (ii) on the closing date, after the Domestication, Merger Sub will merge with and into Movella (the “Merger”), with Movella as the surviving company in the Merger and, after giving effect to the Merger, Movella will be a wholly owned subsidiary of New Movella (the time that the Merger becomes effective being referred to as the “Effective Time”).

In connection with the Domestication, on the closing date prior to the Effective Time: (i) each issued and outstanding Class A ordinary share of the Company and each issued and outstanding Class B ordinary share of the Company will be converted into one share of common stock, par value $0.00001 per share, of New Movella (the “New Movella Common Stock”); (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of New Movella Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Company warrant agreement; (iii) the governing documents of the Company will be amended and restated and become the certificate of incorporation and the bylaws of New Movella; and (iv) the Company’s name will change to “Movella Holdings Inc.” In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of the Company that has not been previously separated into the underlying Class A ordinary shares and the underlying warrants of the Company prior to the Domestication will be cancelled and will entitle the holder thereof to one share of New Movella Common Stock and one-fifth of one warrant representing the right to purchase one share of New Movella Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Company warrant agreement.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the Effective Time, each share of Movella Common Stock outstanding as of immediately prior to the Effective Time (other than any shares held by dissenting holders of shares of Movella Common Stock who demand appraisal of such shares and comply with Section 262 of the General Corporation Law of the State of Delaware) will be exchanged for shares of New Movella Common Stock and each outstanding Movella option to purchase a share of Movella Common Stock (a “Movella Option”) (whether vested or unvested) will be cancelled and extinguished in exchange for an option to purchase New Movella Common Stock (on an as-converted basis) in each case, under the Movella Holdings Inc. 2022 Stock Incentive Plan, which remains subject to approval of the Company’s shareholders at the extraordinary general meeting, and subject to the same terms and conditions as applied to the Movella Option immediately prior to the Effective Time (other than those rendered inoperative by the transactions contemplated by the Business Combination Agreement), with the new number of options and exercise price as set forth therein, and based on an implied Movella pre-transaction equity value of $375 million, subject to certain adjustments.

PATHFINDER ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Business Combination Agreement, the Company, Merger Sub and Movella entered into a debt commitment letter, dated as of October 3, 2022 (the “Commitment Letter”), with FP Credit Partners, L.P., an affiliate of Francisco Partners (FP Credit Partners, L.P. and/or its managed funds, affiliates, financing parties or investment vehicles, collectively, “FP”), pursuant to which FP has committed to provide $75 million of financing to support the Business Combination. Under the terms of the Commitment Letter, FP has committed (i) to provide a senior secured note facility in the aggregate principal amount of $25 million (the “Pre-Close Facility”) prior to the closing of the Business Combination (the “Closing”), (ii) to launch a tender offer for the purchase of up to $75 million of the Company’s Class A ordinary shares (the “Tender Offer”), and (iii) to the extent the total amount tendered and actually purchased upon expiration of the Tender Offer is less than $75 million, to purchase from the Company an amount of New Movella Common Stock equal to the difference between $75 million and the amount of the Company’s Class A ordinary shares purchased by FP in the Tender Offer (the “FP Private Placement”), which would occur substantially concurrently with the Merger (and, for the avoidance of doubt, after the Domestication). The ordinary shares purchased in the Tender Offer and the FP Private Placement are collectively referred to herein as the “FP Shares.” In exchange for the entry into a non-redemption agreement for the FP Shares, Movella will issue to FP at the Closing a 5-year $75 million venture-linked secured note (the “VLN Facility”) which shall be used to, among other things, refinance the Pre-Close Facility in its entirety. The Pre-Close Facility and the VLN Facility shall be documented under a note purchase agreement and related definitive documents. Pursuant to the VLN Facility, New Movella will have the right, subject to certain exceptions, to cause FP to sell all or a portion of the FP Shares at any time at its sole discretion over the life of the VLN Facility, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the scheduled contractual return of the VLN Facility upon a repayment or refinancing event. The VLN Facility will mature five years after the date of the Merger; provided that if the Merger has not occurred by the earlier of (i) the termination of the Business Combination Agreement and (ii) April 30, 2023, then the Pre-Close Facility shall mature three years after the execution date of the note purchase agreement. The Commitment Letter also contemplates the issuance of 1.0 million shares of common stock by New Movella to FP at the Effective Time, subject to and conditioned upon the Merger occurring and the full deemed funding of the VLN Facility.

For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2022.

On October 12, 2022, the underwriter, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public Offering.

On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public Offering.

Promissory Note

On October 3, 2022, the Company amended and restated the Promissory Note issued to the Sponsor to allow for an increase in available borrowings from time to time of an additional $500,000, for an aggregate principal amount of up to $1,250,000. The Promissory Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Promissory Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that the Company consummates an initial business combination and (iii) may be prepaid at any time. As of September 30, 2022 and December 31, 2021, the Company had borrowed $750,000 and $250,000 in loans under the Promissory Note, respectively.

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

Simultaneously with the closing of our Initial Public Offering, we consummated the private placement (the “Private Placement”) of 4,250,000 private placement warrants to our sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $2.00 per Private Placement Warrant, generating gross proceeds to us of $8.5 million.

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

On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering.

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2022, we had approximately $42,000 in our operating bank account, which is not sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or through the mandatory liquidation date of February 19, 2023.

Our liquidity needs had been satisfied through the payment of $25,000 from our sponsor to cover for certain of our expenses in exchange for the issuance of the founder shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to our sponsor (as defined in Note 5 to the financial statements included in Item 1 of this Report). We repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of our Initial Public Offering and the Private Placement, our needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our sponsor will provide us Working Capital Loans (as defined in Note 5 to the financial statements included in Item 1 of this Report). As of September 30, 2022 and December 31, 2021, we had borrowed $750,000 and $250,000 in Working Capital Loans under the Promissory Note (as defined in Note 5 to the financial statements included in Item 1 of this Report), respectively.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and our Initial Public Offering and since our Initial Public Offering, searching for a business combination target company. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $6.2 million, which consisted of approximately $1.2 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, a gain from the settlement of deferred underwriting commissions of approximately $6.3 million, and approximately $1.1 million of income from investments held in the Trust Account, offset by approximately $2.3 million in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $670,000, which consisted of approximately $968,000 of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $8,000 of income from investments held in the Trust Account, offset by approximately $305,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $10.8 million, which consisted of approximately $6.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, a gain from the settlement of deferred underwriting commissions of approximately $6.3 million, and approximately $1.3 million of income from investments held in the Trust Account, offset by approximately $2.9 million in general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $4.7 million, which consisted of approximately a $6.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $17,000 of income from investments held in the Trust Account, offset by approximately $890,000 in general and administrative expenses, and approximately $575,000 in offering costs associated with derivative warrant liabilities.

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

We incurred approximately $30,000 and $30,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. We incurred approximately $90,000 and $80,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had accrued approximately $139,000 and $100,000, respectively, for services in connection with such agreement on the accompanying condensed consolidated balance sheets.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.5 million in the aggregate, payable upon the closing of our Initial Public Offering. In addition, $0.35 per unit, or approximately $11.4 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering.

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

The 6,500,000 Public Warrants issued in connection with our Initial Public Offering and the 4,250,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expires. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. As the transfer of Private Placement warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, we determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in our Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	PATHFINDER ACQUISITION CORPORATION

	By:	/s/ David Chung
	Name:	David Chung
	Title:	Chief Executive Officer

	By:	/s/ Lance Taylor
	Name:	Lance Taylor
	Title:	Chief Financial Officer