Form 10-K
period 2022-12-31
Movella Holdings Inc.
filed 2023-03-31
CIK 1839132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-40074

MOVELLA HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1575384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 110, 3535 Executive Terminal Drive Henderson, NV	89052
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(310) 481-1800
Securities
registered
pursuant to
Section
 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Common stock, $0.00001 par value per share	MVLA	The Nasdaq Stock Market LLC

Warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50	MVLAW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether
the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market LLC, was $318,825,000 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.81).
As of March
20
, 2023,
50,693,308 shares of Common Stock, par value $0.00001 per share, were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On February 10, 2023 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2022, the fiscal year to which this Annual Report on Form 10-K (this “Report”) relates, Movella Holdings Inc., a Delaware corporation (formerly known as Pathfinder Acquisition Corporation (“Pathfinder”)) (the “Company” or “Movella”), consummated the previously announced business combination (the “Business Combination”) contemplated by that certain Business Combination Agreement, dated October 3, 2022 (the “Business Combination Agreement”), by and among Pathfinder, Motion Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pathfinder (“Merger Sub”), and Movella Inc., a Delaware corporation (“Legacy Movella”). Pathfinder’s shareholders approved the Business Combination and the change of Pathfinder’s jurisdiction of incorporation from the Cayman Islands to the State of Delaware by deregistering as an exempted company in the Cayman Islands and domesticating and continuing as a corporation formed under the laws of the State of Delaware (the “Domestication”) at an extraordinary general meeting of shareholders held on February 8, 2023.

In connection with the Domestication, on the Closing Date prior to the Effective Time (as defined below): (i) each issued and outstanding Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and each issued and outstanding Class B ordinary share, $0.0001 par value per share (“Class B ordinary shares”), of Pathfinder were converted into one share of common stock, $0.00001 par value per share, of Movella (“Common Stock”); (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of Pathfinder was automatically converted into a warrant to purchase one share of Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Warrant Agreement, dated as of February 16, 2021, between Pathfinder and Continental Stock Transfer & Trust Company (the “Pathfinder Warrant Agreement”); (iii) the governing documents of Pathfinder were amended and restated and became the certificate of incorporation and the bylaws of Movella; and (iv) Pathfinder’s name changed to “Movella Holdings Inc.” In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of Pathfinder issued in its initial public offering (the “Initial Public Offering”) (“Pathfinder Units”) (each Pathfinder Unit consisting of one Class A ordinary share of Pathfinder and one-fifth of one public warrant) that had not been previously separated into the underlying Class A ordinary shares of Pathfinder and the underlying warrants of Pathfinder prior to the Domestication were cancelled and entitled the holder thereof to one share of Common Stock and one-fifth of one warrant representing the right to purchase one share of Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Pathfinder Warrant Agreement.

On the Closing Date, promptly following the consummation of the Domestication, Merger Sub merged with and into Legacy Movella (the “Merger”), with Legacy Movella continuing as the surviving company in the Merger and, after giving effect to the Merger, Legacy Movella became a wholly owned subsidiary of Movella (the time that the Merger became effective being referred to as the “Effective Time”).

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Unless the context otherwise indicates or requires, references to (1) the “Company,” “Movella,” “we,” “us” and “our” refer to Movella Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination; (2) “Pathfinder” refers to Pathfinder Acquisition Corporation prior to the Business Combination; and (3) “Legacy Movella” refers to Movella Inc., a Delaware corporation, and its consolidated subsidiaries prior to the Business Combination.

This Report principally describes our business and operations following the closing of the Business Combination, other than the audited financial statements of Pathfinder and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which describes the business, financial condition, results of operations, liquidity and capital resources of Pathfinder prior to the Business Combination, and the disclosure in “Item 14. Principal Accounting Fees and Services” which relates to fees paid in respect of Pathfinder’s financial statements. Shortly after the filing of this Report, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 13, 2023, which will include the audited consolidated financial statements of Legacy Movella for the year ended December 31, 2022, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Reports on Form 8-K for more information.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements may be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These forward-looking statements include, but are not limited to, statements regarding projections, estimates and forecasts of revenue and other financial and performance metrics, projections of market opportunity and expectations, the Company’s ability to scale and grow its business, the advantages and expected growth of the Company and the Company’s ability to source and retain talent. These statements are provided for illustrative purposes only and are based on various assumptions, whether or not identified in this Report, and on the current expectations of the Company’s management. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	the benefits of the Business Combination;

•	the future financial performance of the Company following the Business Combination;

•	changes in client demand for our services and our ability to adapt to such changes;

•	the projected financial information, growth rate and market opportunity of the Company;

•	the Company’s success in retaining or recruiting, or changes required in, its officers, key employees or directors following the completion of the Business Combination;

•	the Company’s future financial performance;

•	the ability of the Company to expand or maintain its existing customer base;

•	the effect of global economic conditions or political transitions on the Company’s customers and their ability to continue to purchase the Company’s products; and

•	the ability to improve and maintain adequate internal controls over financial and management systems, and remediate identified material weaknesses;

•	the ability to raise financing in the future as and when needed or on market terms;

•	the ability to compete with existing competitors and the entry of new competitors in the market;

•	changes in applicable laws or regulations and the ability to maintain compliance;

•	the ability to protect our intellectual property rights; and

•

other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including those described herein under the heading “Risk Factors.”

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

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

•	We expect to continue to incur losses and may not generate sufficient revenues to achieve profitability.

•	Fluctuations in our financial and operating results may cause the trading price of our common stock to decline.

•	The estimates of market opportunity and forecasts of market growth included in this Report may prove to be inaccurate, and our business could fail to grow at similar rates, if at all.

•

We have entered into the Note Purchase Agreement (as defined herein) and related security documents that will subject Movella to various risks, including the risk that if we default on our obligations, the agent for the noteholders (at the direction of the majority noteholders) could foreclose on substantially all of our assets.

•	We may not be successful in the timely manufacture and introduction of new products or product categories.

•	We may not be successful in our Metaverse strategy and investments.

•	If we are not able to maintain and enhance our brand and our reputation, our business, and results of operations may be adversely affected.

•	If we are unable to develop new products and effectively manage our growth, if any, we may not be able to execute our business plan and our operating results could suffer.

•	Our business could be materially harmed if we fail to successfully identify, complete, and integrate strategic acquisitions, investments, strategic partnerships, or other similar ventures.

•	Any future licensing arrangements, joint ventures, or similar collaborations may not result in commercially viable products or the generation of significant future revenues.

•	If we fail to compete effectively, we could face price reductions, reduced margins, and loss of market share.

•	Our gross margins may fluctuate or decline due to several factors, including risks related to average selling prices, product costs, and inventory management.

•	Our customers do not have long-term subscriptions for our software-as-a-service (“SaaS”) applications, exposing us to risk of non-renewal by our customers, with little or no notice.

•	If our target markets do not develop as expected, or if we fail to successfully penetrate those markets, our revenues and financial condition would be harmed.

•	If we fail to further diversify our customer base, our business and results of operations could suffer.

•

Because we do not have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which may harm our business and results of operations.

•	Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenues and profits.

•

We face risks related to our reliance on independent distributors and resellers to sell our products, the effective management of our sales channel inventory and product mix, and our ability to accurately forecast product demand, control costs, or maintain adequate supply of components and raw materials associated with our operations.

•	We face risks related to intellectual property matters.

•	Our reliance on third parties to manufacture and warehouse our products and to supply technology and components used in our products, exposes us to a number of risks outside our control.

•	Unauthorized access to or releases of proprietary or confidential information could result in significant reputational, financial, legal, and operational consequences.

•

Software or product errors, defects, or other problems, including security vulnerabilities, or incompatibility of our solutions with third-party technologies with which they are integrated, could result in loss of customers, increased costs, and damage to our operating results.

•	Our business is subject to risks from interruption of such Global Navigation Satellite Systems (“GNSS”) services or changes in policies related to their operation.

•	We may not be able to accurately predict our future capital needs or obtain additional financing to fund our operations.

•	If we fail to address material weaknesses in our internal controls, our ability to accurately and timely report our financial results or prevent fraud may be adversely affected.

•

If we fail to accurately report and present non-GAAP financial measures, together with our financial results determined in accordance with GAAP, investors may lose confidence and our stock price could decline.

•

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our operating results for the affected periods.

•	Changes to financial accounting standards or to U.S., or non-U.S. tax laws may affect our results of operations.

•	Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions.

•

We are subject to risks related to U.S. and international laws, government regulations, and policies, including those related to: anti-corruption or anti-bribery, U.S. or foreign trade policy, tariff, import, and export matters, economic sanctions, data and privacy protection, conflict minerals, environmental, health, and safety, and social and environmental responsibility.

•

Our international operations subject us to risks related to increased complexity and costs, geopolitical instability, complex and changing global laws and regulations, and fluctuations in foreign currency translation.

•

Our stock price and volume may fluctuate significantly and decline due to a variety of factors, and you could lose all or part of your investment. In addition, ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

•	We incur increased costs and are subject to additional regulations and requirements as a result of being a public company and our management team has limited experience managing a public company.

•	Our business may suffer if we are not able to hire and retain sufficient personnel, including our key personnel.

v

PART I

ITEM 1.	BUSINESS

BUSINESS OF MOVELLA

Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” and “Movella” refer to Movella Holdings Inc. and, as applicable, its consolidated subsidiaries, following the Business Combination. Movella™, Xsens®, MVN™ , MTi®, MVN Awinda®, MVN Link™, MVN Analyze™, MVN Animate®, Xsens Motion Cloud®, Xsens DOT®, Movella DOT™, Kinduct®, and OBSKUR™ are among the trademarks, registered trademarks, or service marks owned by Movella.

Recent Developments

On the Closing Date, Movella consummated the previously announced Business Combination contemplated by that certain Business Combination Agreement, dated October 3, 2022, by and among Pathfinder, Merger Sub and Legacy Movella. In connection with the consummation of the Business Combination on February 10, 2023 (the “Closing”), we changed our name from Pathfinder Acquisition Corporation to Movella Holdings Inc.

In connection with the Shareholder Meeting and the Business Combination, holders of 28,961,090 of the 32,500,000 then-outstanding shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $294.2 million.

In connection with the Business Combination, on the Closing Date, all of the Class A common stock and Class B common stock automatically converted into shares of Common Stock on a one-for-one basis. The public warrants and private placement warrants became warrants to purchase Common Stock. The Pathfinder Units automatically separated into the component securities and, as a result, no longer trade as a separate security. On February 13, 2023, the Common Stock and warrants began trading on the Nasdaq Global Market and the Nasdaq Capital Market (collectively, “Nasdaq”) under the symbols “MVLA” and “MVLAW,” respectively.

Company Overview

Movella is a global full-stack provider of integrated sensors, software, and analytics that enable the digitization of movement. Our solutions accelerate innovation and enable our customers, partners, and users to create extraordinary outcomes. Movella powers real-time character movement in digital environments, transforms movement into digital data that provides meaningful and actionable insights, renders digitized movement to enable the creation of sophisticated and true-to-life animated content, creates new forms of monetizable IP with unique biomechanical digital content, and provides spatial movement orientation and positioning data. Partnering with leading global brands such as Electronic Arts, EPIC Games, 20th Century Studios, Netflix, Toyota, and Siemens and over 2,000 customers in total, we currently serve the entertainment, health and sports, and automation and mobility markets.* Additionally, we believe we are well-positioned to provide critical enabling solutions for applications in emerging high-growth markets such as the Metaverse, next-generation gaming, live streaming, digital health, and autonomous robots with recently introduced offerings and products currently in development.

Our full-stack product portfolio includes differentiated sensor fusion modules, motion capture systems, visualization software, and AI cloud analytics enabled by our proprietary technologies. By offering full-stack solutions, we provide our customers and partners with significant technology advantages in the areas of magnetic immunity, accuracy, and ease of use, among others. Our technologies are protected by our broad IP portfolio including 161 issued patents, 15 pending patent applications, extensive trade secrets, and decades of know-how.

We serve large and growing markets where digitized movement is critical to our customers’ success. In the entertainment market, our sensors and software are used by leading global motion picture studios, video game

*	We believe these customers reflect those with which we are currently actively engaged in terms of our innovation and strategic opportunities across our target markets.

publishers and virtual creators for three-dimensional (“3D”) character animation, and other applications such as virtual concerts. In the health and sports market, our solutions are used to provide actionable movement insights for applications such as elite athlete performance and recovery, patient injury prevention and rehabilitation, and ergonomic studies. In the automation and mobility market, our sensors are used as the movement and orientation intelligence in applications such as robotics and unmanned vehicles. We believe the addressable market opportunity of our current products is approximately $14 billion today and expected to scale to $20 billion in the next five years, with emerging high-growth markets representing additional meaningful upside to that. For a description of our total addressable market, see “—Total Addressable Market.”

We plan to continue to scale within our existing markets through global channel expansion and growth in our direct sales force, further development and expansion of our independent application developer platform (which currently supports an ecosystem of 700+ third-party application developers), introductions of new products and software upgrades, enrichment of vTuber and Influencer applications, and potential new strategic partnerships.

In addition to our established markets, our solutions are a critical enabling technology for applications with significant potential in the Metaverse, next-generation gaming, live streaming, and other large, high-growth end markets. Applications include live streaming, virtual performances, monetizable “motion IP,” and virtual meetings with real-time digital representation. Our technology enables the creation and control of life-like digital characters and avatars with real-time 3D human body and facial movement. According to Bloomberg Intelligence, Metaverse and next-generation gaming have the potential to become $856 billion and $457 billion markets by 2025, respectively.

We derive our revenues from the sales of our integrated suite of sensors and right-to-use software licenses. We are in the process of transitioning from a one-time license to an annual subscription model. We sell our products through our direct global sales organization and through regional channel partners around the world. In 2022, approximately 39% of Legacy Movella’s revenues were from our channel partners and the rest was direct, with both sales channels contributing GAAP gross margins of approximately 50% and non-GAAP gross margins of approximately 65%. See “Movella’s Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” in Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 13, 2023, which we will be filing shortly after the filing of this Report, for a reconciliation of non-GAAP gross margin to GAAP gross margin. We utilize an “asset-light” contract manufacturer model for the manufacturing of our sensor modules and wearable sensor systems and perform final calibration in-house to maintain consistently high quality and ensure the performance of the solutions.

Our success in developing our technologies, scaling our channel relationships globally, and expanding our applications has led to a continued track record of growth. For the years ended December 31, 2022 and 2021, Legacy Movella’s total revenues were $40.5 million and $34.4 million, respectively. We are headquartered in Henderson, Nevada with offices in Los Angeles and San Jose, California, Canada, the Netherlands, China, India and Taiwan. As of December 31, 2022, Legacy Movella had 221 employees worldwide.

Market Opportunity and Industry Background

We believe the addressable market opportunity of our current products is approximately $14 billion today and expected to scale to $20 billion in the next five years, with emerging markets representing additional meaningful upside to that. For a description of our total addressable market, see “—Total Addressable Market.” Our solutions are a key enabler of existing end markets, such as the $29 billion special effects and $217 billion video game markets, according to Expert Market Research and Mordor Intelligence, respectively. According to Bloomberg Intelligence, the Metaverse and next-generation gaming have the potential to become $856 billion and $457 billion markets by 2025, respectively.

Motion capture is the process of digitally recording the movement of a person. It is used in a variety of entertainment segments, including film, video games, live performances, education, and fashion. In filmmaking and game development, it refers to capturing and digitizing physical actions of actors for the development of animations or visual effects. Well-known movies with substantial animation and visual effects content, such as the Avengers from Marvel Studios, utilize motion capture technology extensively. This same technology is used in the health and sports market to capture movement and kinematics of the human body to provide actionable insights on performance, readiness, and recovery.

Historically, traditional optical camera-based systems were the only motion capture method used by film studios until the advancement of our Xsens™ inertial sensor systems in recent years. While providing a good level of accuracy and performance, these traditional optical systems are relatively inflexible, time-consuming to use, expensive and require a significant investment in infrastructure. Traditional optical systems require a large number of cameras to track predetermined points (markers) on the subject’s body segments, aligned with specific locations on the body. Putting on the markers one-by-one can be time consuming and cumbersome. The positions of the markers are estimated using multiple two-dimensional images of the moving body parts in a predetermined volume of a physical measured facility. It is largely based on computer vision techniques for pattern recognition and often requires high computational resources. Optical systems suffer from occlusion (line of sight) problems whenever a required light path is blocked by another person or an object in the scene. Interference from other light sources or reflections may also be a problem which can result in so-called ghost markers, in addition to markers getting dislodged or falling off subjects and performers.

Inertial sensor systems, such as our Xsens product offerings, represent a newer method of performing motion capture without the use of optical cameras, allowing greater flexibility and portability. Inertial sensor tracking is made possible by advances in miniaturization and micromachined sensor technologies, particularly in silicon-based accelerometers, gyroscopes, and magnetometers. Sensor fusion algorithms combine the data from all three sensor technologies to determine the relative movement of each body part to physical space. Our software integrates the data from all the sensors on the body to recreate a person’s body and movement in a biomechanical model in virtual space. With improved quality and lower costs, inertial sensing has enabled increased adoption and development of new markets and applications, and we believe that inertial sensor systems have been gaining share from traditional camera-based optical systems based on their advantages of greater flexibility, higher portability, ease-of-use, and lower cost.

We believe the market for movement digitization, which is dynamic and rapidly growing, will support the growth of various technological approaches. While we believe that inertial technologies are key to the future of movement digitization and will continue to be among the fastest growing segments of the motion capture market, there may be other approaches that emerge that effectively serve certain use cases in the expanding landscape. For example, advances in artificial intelligence could make it possible to perform gross estimations of human body movement using a single mobile camera with pose estimation AI algorithms, which would be effective for certain use cases. Such “optical plus AI” approaches would be complementary to widely used inertial systems, which we believe will continue to increasingly dominate certain use cases and expand into others. We believe the fusion of inertial sensor technology and “optical plus AI” approaches represent an additional solution that could unlock incremental use cases and opportunities in movement digitization, and we are actively building on our existing technology to develop solutions that could fulfill this extension of our product portfolio.

Prevailing Motion Capture Methods

Optical	Inertial
Turns real-life movement into digital data using large number of cameras from different views in a controlled studio environment	Turns real-life movement into digital data using on-body inertial sensors to detect position and movement

High fixed costs as it requires many advanced cameras and dedicated studio space	Lower cost and higher portability; can be used in any indoor or outdoor environment without cameras

Limited set of use cases given inflexibility of environment and location	Broad set of use cases due to lower cost, greater flexibility, higher portability and ease of use

Prevalent motion capture use cases today include:

•

Entertainment. Motion capture is primarily used in professional applications today, with customers including movie studios, video game developers, live entertainment, and education platforms. Movie studios utilize motion capture to bring popular superheroes, villains and other digital characters to life. Video game producers utilize motion capture to integrate real human movement into fight sequences and action sports that recreate a true-to-life experience for gamers, with the expansion of recording motion of a single individual to recording the movement of entire teams. Live entertainers in the music industry utilize motion capture to reach fans around the world by performing virtual concerts and performances.

•

Health and Sports. Many different disciplines use motion analysis systems to capture movement and kinematics of the human body. Increasingly, researchers endeavor to better appreciate the relationship between the human motor control system and gait dynamics. The most common fields that utilize motion capture are biomechanics, ergonomics, and sport science studies. In addition to motion capture, cloud- based platforms enable users, including athletes, teams, leagues, sports medicine professionals, and orthopedic clinics to make informed decisions based on combined tools, information, and analytics to optimize performance, prevent injury, and accelerate recovery. These systems absorb and process data from a large variety of biomechanical and biometric devices, inertial sensors, and motion capture systems. In addition to the health and sports markets, factories and warehouses in the corporate sector are active users of these systems to measure ergonomics in facilities and workplaces for repetitive motion injury avoidance and workers compensation purposes.

•

Automation and Mobility. These markets have long utilized inertial sensors to calculate the position and orientation of vehicles and robotics. Historically these inertial sensors were large, expensive analog devices that were only adopted by the high-end aviation and aerospace industries. With the miniaturization of these inertial devices (accelerometers, gyroscopes, and magnetometers), higher-volume applications such as drones, warehouse robotics, and autonomous vehicles have adopted these sensors. The same core inertial sensors used in motion capture applications are encapsulated in industrial-grade housings to service these markets. In order to enhance location services, geo-spatial and optical mapping technologies have been integrated with these inertial sensor modules.

Emerging high-growth market opportunities include:

•

Next-generation entertainment, gaming, and live streaming. With the mass expansion and adoption of streaming platforms in recent years, there has been an increased need for content which includes motion capture, creating a new class of independent creators that generate their own motion capture-based content that they publish directly to their audiences. Virtual streamers, or vTubers, have emerged on popular gaming, entertainment and social media platforms as real-time virtual characters to interact with their audiences. New interactive platforms, such as Twitch, not only create new use cases for motion capture, but also present monetization opportunities for digital asset marketplaces, in-stream advertising, and audience interaction-based revenue.

•

Metaverse applications. The Metaverse represents an evolution in the way consumers interact with technology in more virtual environments, combining physical and digital worlds. The potential applications within the Metaverse are wide-ranging, including enhanced business and educational collaborations, music, social media, entertainment, industrial functions and digital economies, among others. Despite being early in the evolution, venture capital, growth equity, private equity and the corporate sector have already taken notice with over $120 billion of investment in the Metaverse in 2022, with the potential to generate upwards of $5 trillion of value by 2030 across enterprise and consumer uses, according to McKinsey. In addition, major brands such as Zara, Walmart, Ferrari, Coca-Cola, and Nike have established a presence in the Metaverse.

Digital avatars, or virtual representations of individuals, are the central actors in the Metaverse. We believe that the enablement of avatars to move like their real-life “twins” (either on a real-time controlled basis or on a pre-programmed basis) will be a natural and inevitable evolution in the increasing sophistication of Metaverse functionality, mirroring existing trends in live streaming. While there are a number of active platforms, different virtual environments, various game developers, and different standards with protocols less defined given the early stages of the Metaverse (and inherent uncertainty around which platforms will be winners and losers), we believe that providers of enabling technology such as Movella, which are agnostic to the ultimate winners and losers in the Metaverse, are well-positioned to capture value across the Metaverse ecosystem given our ability to sell to and partner with the full range of ecosystem players.

•

Motion IP for content creators. A new frontier of monetizable IP for content creators is now being enabled by motion capture through capturing the movements of professional athletes and performers. Biomechanical models of professional athletes and their signature moves can be immortalized in the digital world to be integrated into virtual games, events or other purposes in the future for royalties or other compensation in the same way that music and other IP are monetized. This represents a potential new use case and revenue stream for sports leagues, athletes, performers and other owners of motion IP. This in turn has the potential to spawn a new ecosystem of supporting businesses, activities, and business models including motion IP marketplaces, brokers, and hosting providers.

•

Digital health. Motion capture and inertial sensors are widely used today in many professional sports and health applications. These applications typically require an expert who both understands the human body and the technology used to capture the motion on-site. Over time, with the development and broader adoption of digital health and advanced artificial intelligence, consumer-grade inertial sensors can be marketed directly to consumers for at-home biomechanical evaluations and rehabilitations.

Total Addressable Market

We define our total addressable market (“TAM”) as the addressable market opportunity for our current products in the following target markets: entertainment motion capture (including film, gaming, and education), health and sports motion capture and analytics, sports data services, and automation and mobility sensors. We estimated our TAM based on a combination of market data from third-party sources, including YOLE: Digitizing Movement Market Analysis (April 2022) (“YOLE”) and Data Bridge Market Research: Global Sports Management Software Market (2022) (“Data Bridge”), as well as our internal estimates. Our internal estimates for the TAM for movement analytics reports within the health analytics market were derived based on the number of physiotherapists, practices, and hospitals worldwide, and the amount of other potential locations within the health sector. The internal estimates for movement analytics for the sports market were based on unit volume calculated from public reporting from competitor companies, assuming a set percentage of users of these products are interested in motion capture for sports. We calculated our estimate of the TAM for our movement analytics products by utilizing the unit volume forecasts sourced from World Congress Physiotherapists (2019) (“WCPT”), Cybermetrics Lab, public reports from competitors, and our own customer relationship management data for our target markets, and applying our assumptions as to the rate at which these markets would incorporate the types of products we sell, multiplied by the estimated average selling prices for our products. Our assumptions as to the rate at which these markets will incorporate the types of products we sell reflect our internal estimates of the ability of our products to address each of these markets. Our estimated average selling prices also take into account our internal assumptions as to average selling price trends for the corresponding applications in each of these markets.

Current TAM

We believe our current TAM in the entertainment motion capture, health and sports motion capture and analytics, sports data services, and automation and mobility sensor markets is approximately $14 billion based on the following:

•	Entertainment Motion Capture: $90 million TAM (based on market data from YOLE);

•

Health and Sports Motion Capture and Analytics: $5.1 billion TAM (comprised of a $258 million TAM for our human motion measurement based motion capture products and DOT wearables according to YOLE), a $245 million TAM for DOT wearables ecosystem services based on internal estimates and a $4.56 billion TAM for movement analytics, according to models based on WCPT, Cybermetrics Lab, public reports and our internal estimates;

•

Health and Sports Data Services: $5.8 billion TAM (comprised of a $5.43 billion TAM according to Data Bridge for Sports Data Services and $335 million TAM for MSK (Musculoskeletal) Enterprise Solutions (non-Sports) based on internal estimates; and

•	Automation and Mobility Sensors: $3.02 billion TAM (based on market data from YOLE).

Estimated TAM over next five years

We believe our estimated TAM in the above markets will reach $20 billion over the next five years based on the following:

•	Entertainment Motion Capture: $228 million TAM by 2025 (based on market data from YOLE);

•

Health and Sports Motion Capture and Analytics: $5.7 billion TAM by 2025 (comprised of a $585 million TAM for our human motion measurement based motion capture products and DOT wearables according to YOLE), a $255 million TAM for DOT wearables ecosystem services based on internal estimates and a $4.8 billion TAM for movement analytics, according to models based on WCPT, Cybermetrics Lab, public reports and our internal estimates;

•

Health and Sports Data Services: $9.95 billion TAM by 2025 (comprised of a $9.5 billion TAM according to Data Bridge for Sports Data Services and $453 million TAM for MSK (Musculoskeletal) Enterprise Solutions (non-Sports) based on internal estimates; and

•	Automation and Mobility Sensors: $3.8 billion TAM by 2025 (based on market data from YOLE).

Our expectations as to the TAM for our products, and the underlying assumptions, such as unit volume forecasts, our assumptions as to the rate at which these markets will incorporate the types of products we sell, and anticipated average selling prices, are estimates only and accordingly are inherently uncertain and subject to change as a result of several factors, including macroeconomic conditions, geopolitical events, supply chain issues, customer demand and requirements, rapid technological change, regulatory matters, and competitive factors, among others. Many of these factors may be beyond our control and could cause our estimates as to the total addressable market and the related underlying assumptions to vary materially or be significantly lower than anticipated.

Our Solutions

Our full-stack solutions consist of differentiated sensors, software, and analytics that enable the digitization of movement. By offering full-stack solutions, we provide our customers and partners with significant technology advantages in the areas of magnetic immunity, accuracy, and ease of use, among others.

The core elements of our full-stack solutions include:

•

Visualization Software. Our desktop and mobile tools, graphics, and animation provide data visualization for a variety of applications. Our widely used motion capture software provides actionable insights into the movement of the human body. Our Xsens software takes the data generated from our motion capture suits (MVN Awinda and MVN Link) to generate biomechanical models of the human body at centimeter-level accuracy. In entertainment applications, this model is used as the source to create avatars and virtual characters with direct integrations to graphic gaming engines, such as Unity and Unreal Engine. Our OBSKUR software is a cloud-based platform developed specifically for live streamers and vTubers. This enabling software will provide streamers with more monetization options for their streams. Additionally, it will feature seamless integration with the Twitch platform, which is a popular platform in the livestreaming entertainment space. In health and sports applications, the software can be used to integrate and process movement information to provide insights into human motion. Our OBSKUR software is currently scheduled for commercial launch during the first half of 2023. See “Risk Factors—Risks Related to Our Business and Industry—If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, overall demand for our products could decrease and we may fail to compete effectively.” In health and sports, our Xsens software is used by clinical physicians and researchers in numerous applications including to better understand patient recovery and assess propensity for future injuries. Our Kinduct human performance management SaaS platform offers over 50 hardware and software integrations, providing a deeper understanding of human athletic performance.

•

Motion Capture Systems. Our patented Xsens motion capture system and software offer a best-in-class motion capture experience powered by integrated inertial sensor and software technology. Our proprietary software solution is catered to movie studios, game developers, and independent creators. This software collects data generated by our motion capture suits and processes it to create a virtual biomechanical double, capturing human movement at centimeter-level accuracy. We believe the real-time performance of our system is regarded as the “gold standard” by many studios in the film and gaming industries.

•

AI Cloud Analytics. Our Xsens Motion Cloud analytics provide holistic human body and kinematic insights for athletes, workers, and patients. This information is translated into actionable insights for coaches, trainers, clinicians, and researchers for a variety of applications including assessing performance, readiness, and recovery of individuals. Motion Cloud Reports easily generates automated reports for health, ergonomics and sports by instantly presenting complex movement data in an accessible, easy-to-read interactive report.

•

Sensor Fusion Modules. Proprietary sensor fusion algorithms that determine orientation, position, and movement are embedded in our sensor modules and are the core of our wearable sensors and industrial sensors. The Movella DOT sensor pairs high-accuracy wearable inertial sensors with an easy-to-use software development kit (SDK) providing third-party developers the opportunity to create sensor-based applications. These solutions can then be sold to the broader end market as a product enabled by Movella’s technology. Our centimeter-level accurate sensing technology is also applicable in the automation and mobility space. We supply motion tracking solutions that provide best-in-class systems for tracking, navigating, controlling, and detecting movement for all autonomous things. Our Motion Tracker Industrial-grade (“MTi sensors”) series is based on over 20 years of research and development and real-world experience.

Our product families include:

•

Xsens 3D Body Motion Systems. We believe our motion capture solutions are virtually unmatched in ease-of-use, robustness, and reliability. These wearable sensor systems and motion capture solutions include MVN Animate or MVN Analyze software, a full-body wearable sensor system, that captures the motion of the human body without the need for markers and cameras or extensive post-capture clean-up or editing. Our Motion Cloud™ analytics platform, which is currently under development and available only in beta version to solicit initial customer feedback, with our HD reprocessing engine, gives users access to smooth motion capture data at a high-level of accuracy.

•

Sensor Modules. Our sensor modules enable customers to accelerate the development of motion-based applications. End customers use our sensor modules in a “plug and play” manner without having to develop their own orientation sensor technology, so that they can focus their development resources on their core competency in developing end market products. Our sensor modules are designed to be highly accurate and include embedded algorithms and firmware for sensor fusion and software to produce useful information from raw sensor data.

•

DOT Wearables. Our wearable sensors are key to our state-of-the-art development platform for independent application developers for the analysis and reporting of human kinematics. This platform features high-accuracy wearable inertial sensors, an easy-to-integrate SDK, and community support from Movella experts. For innovators and developers wanting a wearable piece of tech that easily translates 3D motion data, the DOT provides endless application possibilities. Our built-in sensor fusion technology enables a seamless interface between the digital and physical world to bring their ideas to life.

•

Kinduct Human Performance Software. Our desktop and mobile tools, graphics, and animation visualization software complements our 3D body motion systems and wearable sensors. This cloud-based platform consolidates biomechanical, biometric, and objective data surrounding athletic performance, wellness, and injury risk. Athletes, teams, leagues, sports medicine professionals, and medical clinics use this visualization platform to make informed decisions based on combined tools, information, and analytics to optimize performance, prevent injury, and accelerate recovery.

Technology

Our IP portfolio, including our 161 issued patents, 15 pending patent applications, trade secrets, and internal know-how, provides and protects the technology that powers our solutions and creates a significant competitive moat for us. The combination of this IP enables us to offer full-stack solutions, spanning increasing levels of integration, consisting of our sensor fusion modules, motion capture systems and software, and visualization software. This proprietary sensor and sensor fusion technology is highlighted by:

•

10+ Years of Technology Development. Our advanced inertial technology, which has been developed and enhanced over 10+ years, represents a differentiated solution compared with other motion capture technology providers.

•	Rich Sensor Heritage. A deep history of sensor development enables us to innovate unique component-level technology that is foundational to high-quality solution performance.

•

In-House Know-how and IP. Decades of research and development resulting in proprietary trade secrets and know-how, and a protective IP portfolio including 161 issued patents and 15 pending patent applications, create high barriers to entry. Our IP portfolio extends across the full scope of hardware and software disciplines surrounding motion digitization, including motion sensors, sensor modules, sensor fusion, motion capture, visualization, cloud analytics, and artificial intelligence. Equally as important as the patent portfolio is our deep reservoir of trade secrets and know-how surrounding various aspects of movement digitization, many of which are difficult to achieve and highly exacting. These factors are important to delivering the required performance, functionality and quality at the price points and form factors needed to serve our market as well as emerging applications and use cases. We believe our protective registered IP, trade secrets, and know-how are an important competitive moat and a key factor in the continuous differentiation of our offerings and our ability to generate attractive margins.

•

Magnetic Immunity. We believe that our sensors are differentiated by the ability to mitigate magnetic interference, a major quality and performance problem that negatively impacts the efficacy of inertial sensors. The phenomenon of magnetic interference is an important factor that makes inertial sensors an inherently challenging technology to work with, and the technical know-how involved in managing this phenomenon is an important differentiating factor for established competitors in the inertial sector.

We believe inertial technologies are critical to the future of motion capture. To complement our inertial technology, we are developing single camera based optical solutions leveraging the advancements in artificial intelligence (“optical plus AI”) to add additional features and value to our current products. The sensor fusion of both inertial and optical capabilities represents an opportunity to unlock incremental use cases and opportunities in movement digitization.

Partnerships

Over our history, we have established strong partner relationships to reach a broad audience and further improve our solution suites for our customers, and we will continue to do so. Partnerships represent an important lever to drive greater scalability of our business.

Through the Movella DOT independent application developer ecosystem, we have created an open development platform for the analysis and reporting of human kinematics, offering endless application possibilities and a low-touch expansion of Movella’s applications and customer bases. Our platform features high-accuracy wearable inertial sensors, an easy-to-integrate SDK and community support from Movella experts. Developers are able to create solutions based on the low-cost DOT across a variety of industries, with our sensor fusion technology enabling a seamless interface between the digital and physical world to bring their ideas to life. This community has grown to over 700 developers as of December 31, 2022, with wide reaching health and sports applications such as remote physical therapy, posture improvement, sports performance, and weight-lifting technology applications.

We believe we are strategically positioned as an enabler of real-time movement for the Metaverse ecosystem with collaborations and partnerships spanning critical areas including virtual environments, game development, integrations, digital avatars, and development platforms. Our long-term business engagements with top game developers, such as Activision, Electronic Arts, and Epic Games, have enabled us to be at the forefront of character movement in action-orientated video games. As gaming becomes a more important monetizable feature in the Metaverse and virtual worlds, we stand well positioned to actively participate in the creation of avatars and characters. To simplify the development process of virtual characters, we have actively partnered with 3D graphic platforms, such as Unity and Unreal Engine, by providing a seamless interface between our full-body motion capture system and their animator pipelines. This allows live connections or exports of motion capture data in standardized formats.

Why We Win

Our purpose-built full-stack solutions offer our customers highly accurate, easy to use motion capture offerings. Our leadership in motion sensor hardware, software, and data analytics solutions is the result of our competitive strengths in each of our target markets. These competitive strengths allow us to deliver to our customers, partners and users a high level of functionality, features, ease of use, portability and cost-effectiveness, which we believe are the key purchase considerations.

Our competitive strengths include:

•

Advanced sensor fusion technology. We believe we possess advanced sensor fusion technology. The centimeter-accuracy of our sensors and magnetic immunity in all conditions differentiate us from our competitors by enabling us to deliver high performance and functionality as an inertial sensor-based provider. We believe our proprietary sensor fusion technology is a critical element of our movement digitization solutions. We have developed our sensor fusion technology in-house and have sought to protect it with patents, trade secrets and know-how. We intend to continue to invest significant resources into the development of our sensor fusion technology.

•

Differentiated motion capture software. Our proprietary software, which is built on and integrated with our sensor fusion technology, processes the output from our proprietary sensor modules which capture the motion data, and transforms it into a centimeter-accurate digital model of human movement in real-time or interface directly to popular development platforms. The integration of our software with our sensor technology is a reflection of the strength and differentiation of our full-stack approach.

•

Seamless integration into a well-established ecosystem for professional animators in film and game development. Given our history of being interwoven into the fabric of professional character animation development platforms such as Unreal Engine and Unity, we believe we are already an integral part of the ecosystem for film and game development. As the Metaverse further develops, we will be well positioned to enable virtual environments, digital avatars, virtual entertainment, and gamification. The Metaverse use case is a natural extension leveraging the same established ecosystem.

•

Ecosystem capability to drive scalability and ubiquity. In 2020, we established an independent app developer ecosystem and platform around our low-cost DOT sensor product family, which is intended to extend our core enabling technology in a seamless fashion and drive scalability of our business and ubiquity of our technology. The broad range of developers using the Movella DOT over a variety of health, sports, gaming, and other applications continues to grow with over 700 developers. Similar to other open development platforms, this results in a variety of companies that can quickly adopt our technology and integrate the software and sensors directly into their end products. As we promote on our website, “your dream application is just a DOT away.” This allows us to scale exponentially on a low-touch, low-cost basis to thousands of potential customers.

Growth Strategies

Our objective is to be the leading provider of full-stack movement digitization solutions. Our innovations enable a wide range of applications inside of the entertainment, health and sports, and automation and mobility markets and can be extended to other markets.

Key elements of our growth strategy are:

•

Continue to grow existing solutions. Our technology drives high rates of repeat business with customers, driving a “land and expand” pattern of growth with many customers. We also continue to update our existing product portfolio with new feature sets, which drives increased penetration and expansion of use cases. In addition, we are continuing to invest in and expand our sales force to drive growth in an expanding market, which is facilitated by customers’ preferences shifting towards inertial motion capture solutions over traditional optical solutions.

•

Expand internationally through channel partnerships. Legacy Movella grew revenues earned from channel partners by over 20% in 2022 and is continuing to focus on expansion through these channel partnerships in 2023. Channel partners help us target specific geographic regions leading to rapid global expansion. We opened a new office in Bangalore to further target the Indian market and are continuing to expand within Europe, the Middle East, Africa and other (“EMEA”) as well as China.

•

Ramp up visibility and sales of newer products. We plan to continue to invest in the development of new products with expanded uses cases and integrations with growth potential. For example, we integrated gloves that enable the digitization of fingers and experienced 52% year-over-year sales growth in 2022 compared to 2021. Our DOT sensor application developer platform is currently being used by over 700 third-party developers who integrate the product within their own solutions. We also plan to generate additional recurring revenues through the introduction of Motion Cloud Reports that provide advanced movement analytics.

•

Target emerging high-growth markets with strong tailwinds. In addition to the markets we already serve, our solutions are a critical enabling technology for applications with explosive potential in the Metaverse, next-generation gaming, live streaming, and other large, high-growth end markets. Our technology enables the creation and control of life-like digital characters and avatars with real-time 3D human body and facial movement. Through our recent acquisition of OBSKUR, we will target the markets of vTubers and influencers through various solutions designed to improve the livestreaming experience for streamers, viewers, and advertisers. Our current products can also be utilized within the Metaverse and other gaming environments, which is facilitated by our numerous integrations with platforms such as Unreal Engine. We are in the process of developing other offerings for these emerging high-growth markets.

Go-to-Market Strategy

We sell our products worldwide through a combination of direct sales and through a network of over 125 channel partners. We have direct sales personnel in Movella offices covering major regions of the world, including the U.S., Canada, Europe, Taiwan, China, and India, with our top customers supported by our direct sales teams. These teams also include regional teams of customer success and product specialists that enable our customers to quickly adopt and maximize the value of our products. In addition, our marketing team manages the Movella brand by creating awareness, knowledge and adoption of our products and solutions. We currently support online sales of sensor accessories and motion capture solutions through our web shop.

We supplement our direct sales team with channel partners around the world that include distributors, system integrators, and value-added resellers. These partners resell our products and solutions to both smaller customers and locations where we do not have a direct sales presence. Channel partners represent approximately 39% of Legacy Movella’s revenues today, which we expect to increase in the future as we continue to add new partners.

Our Customers

Our global customer base is diversified with balanced regional and end market exposure. Geographic revenue split for Legacy Movella was 38% from EMEA, 27% from the Americas, and 35% from the Asia-Pacific Region in 2022. The entertainment end market accounted for 40% of Legacy Movella’s revenues in 2022, with our motion capture technology being used by top film and gaming companies such as Electronic Arts, Netflix, and 20th Century Studios.* Legacy Movella’s health and sports end market accounted for 32% of revenues in 2022, with over 550 professional, semi-professional, and NCAA teams using our movement analytics systems and software. Finally, Legacy Movella’s automation and mobility customers accounted for 28% of revenues in 2022, using our proprietary sensors in their warehouse robotics, autonomous vehicles, smart farming products and other applications. With Legacy Movella’s broad portfolio of customers, no single end customer accounted for more than 5% of revenues in 2022.

Competition

The movement digitization market is a highly fragmented space with competitors that provide solutions in three main areas:

•

Inertial motion capture. We compete with other inertial motion capture companies such as Noitom Limited and Noraxon USA, Inc. These competitors, which are generally smaller in scale, typically operate in the entertainment and health and sports end markets, and their business strategies tend to be focused on narrow use cases in specific end-markets. We believe we are differentiated by our broader scope and full-stack solution with superior sensor fusion technology and AI/data science capabilities, and we compete favorably based on our product quality, functionality, and performance.

•

Optical motion capture. We compete with traditional optical camera-based motion capture companies such as NaturalPoint, Inc. dba OptiTrack, Qualisys AB, and Vicon Motion Systems Limited. These competitors typically operate in the entertainment and health and sports end markets. Although these companies have strong motion capture and visualization capabilities, we believe they tend to lack AI, cloud and analytics expertise and do not utilize sensors and the associated sensor fusion technology that Movella’s products incorporate. Traditional optical solutions tend to be more expensive to buy and operate and less portable and less flexible than inertial sensor-based solutions and have been losing market share to inertial sensor-based solutions.

•

Inertial sensor modules. We compete with other inertial sensor module providers such as Analog Devices, Inc., Honeywell International Inc., and SBG Systems in the automation and mobility segment. While some of these competitors have greater scale and resources than we do, these competitors tend to focus on investing in and developing their existing sensor technology, rather than expanding to other critical technologies and capabilities such as motion capture, analytics and AI. In addition, we believe they generally cannot provide accurate biometric motion capture data and lack the AI, cloud, and analytics expertise that can be used to generate actionable insights, which we believe provides us with a competitive advantage.

Movella’s key competitive advantage is our ability to provide a full-stack solution that incorporates sensor fusion. The foundation of our full-stack solution is our proprietary sensor modules, which when paired with our patented sensor fusion technology and visualization software, allow us to track the movement of sensors in a 3D space with centimeter-level accuracy. Sensor fusion is a core technology that drives our products, as raw data provided by sensors is processed by our proprietary visualization software that can be used to generate meaningful insights.

Based on these competitive advantages, we believe we compete effectively based our ability to deliver functionality, features, ease of use, portability, and cost-effectiveness relative to competitive offerings.

*	We believe these customers reflect those with which we are currently actively engaged in terms of our innovation and strategic opportunities across our target markets.

Our ability to compete successfully depends, in part, on factors that are outside of our control, including industry and general economic trends. The markets for many of our products are highly competitive, and we expect competition to increase in the future. Some of our competitors have significantly greater financial, technical, and marketing resources than we do, and may be able to respond more rapidly to new or emerging technologies. They may also be able to devote greater resources to the development, promotion, and sale of their products. Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully could seriously harm our business, financial condition, and results of operations. See “Risk Factors—Risks Related to Our Business and Industry—If we are unable to compete effectively with existing or new competitors, the associated loss of competitive position could result in price reductions, fewer customer orders, reduced margins, and loss of market share.”

Movella Organization

Sales and Marketing

We promote and sell our products worldwide through a combination of our direct sales organization and through a network of over 125 channel partners. We have direct sales personnel in Movella offices covering the Americas in Los Angeles and San Jose, California, and Halifax, Canada; EMEA from our Enschede, Netherlands office; and Asia from Shanghai, Taipei, and Bangalore. The Movella sales and marketing team includes account executives that sell directly to the largest customers in each of our targeted markets. It also includes regional teams of customer success and product specialists that enable our customers to quickly adopt and maximize the value of our products. In addition, our marketing team manages the Movella brand by creating awareness, knowledge, and adoption of our products and solutions.

Research and Development

We have assembled an experienced team of engineers with core competencies in sensor modules and systems, sensor fusion algorithms and software development, and motion capture. Through our research and development efforts, we have created a portfolio of IP, including trade secrets and know- how, that we are able to leverage across our products and our targeted end markets.

Our research and development efforts are generally targeted at four areas:

•	Artificial intelligence and data science for sports and health applications

•	Cloud and data analytics for human performance

•	Motion capture software and hardware, both inertial and optical plus AI

•	Sensor fusion algorithms and software for sensor modules

We have deep expertise in developing solutions to combine data from multiple sensors and process the data to achieve high-accuracy sensors. We have embedded our algorithms and software in our inertial sensor modules which support diverse applications from unmanned and autonomous vehicles, industrial sensor modules, and drones, as well as human body motion tracking.

Through our research and development efforts, we intend to continually expand our portfolio of patents and to enhance our IP position. As of December 31, 2022, we had 92 employees involved in research and development. Our engineering design teams are located in The Netherlands, Taiwan and India.

Supply Chain and Manufacturing

Our supply chain and manufacturing strategy is to outsource substantially all of our manufacturing and distribution activities regionally, beginning with Europe and Asia. The only exception is for in-house calibration of sensor modules in our Enschede, Netherlands office for knowledge and contingency reasons. This strategy allows us to have an asset-light model where the only major capital investment is for testing robots for our in-house calibration. We are experiencing a transition toward increased online ordering, including utilization of resellers and distributors platforms, as well as our internal web shop for end customers. We have established regional distribution centers, beginning with Europe and Asia, to support direct delivery from our factory to distribution centers and from distribution centers to our resellers, distributors, and customers.

For our sensor modules, we work with a contract manufacturer for surface-mount devices and box build manufacturing. We conduct calibration of modules, final assembly and testing of systems, and distribution to our customers in-house to better control the quality and performance of sensor modules and system products. For our higher volume product families, we partner with a contract manufacturer for build and testing capabilities.

Intellectual Property

Our success depends in part upon our ability to protect our IP. To accomplish this, we rely on a combination of IP rights, including patents, copyrights, trademarks, and trade secrets and know-how, as well as customary contractual protections with our customers, suppliers, employees, and consultants that contribute to our material IP.

IP portfolio provides and protects the technology that powers our solutions. The combination of this IP enables us to offer a full-stack of movement digitization solutions, spanning increasing levels of integration, that consists of the sensors IP, sensors, motion capture, and cloud-based analytics. As of December 31, 2022, Legacy Movella had 161 issued patents and 15 pending patent applications covering all levels of the full stack.

Facilities

Our corporate headquarters are located in Henderson, Nevada. We have sales, marketing, and administrative offices in Los Angeles and San Jose, California, an engineering facility in Taipei, Taiwan, and sales and engineering offices in Shanghai, China and Bangalore, India. Our largest facilities are in Halifax, Nova Scotia, Canada, consisting of approximately 9,200 square feet housing sales and engineering teams, and Enschede, The Netherlands, consisting of approximately 42,000 square feet for research and development, engineering, sales and marketing, operations, and administrative teams.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

Employees and Human Capital Resources

Our employees are critical to our success. As of December 31, 2022, Legacy Movella had 221 employees worldwide, with 51% based in Europe, 20% based in Asia and 29% based in North America. We also engage consultants and contractors to supplement our permanent workforce.

Our human capital resource objectives include attracting, developing, and retaining personnel and enhancing diversity and inclusion in our workforce to foster collaboration, engagement and creativity among our employees, and support our ability to grow our business. To facilitate these objectives, we seek to foster a diverse, inclusive, and safe workplace, with opportunities for employees to develop their talents and advance their careers. Diversity is both a priority and strength of our company. Our employee base reflects diversity in backgrounds and experiences, and each employee contributes different perspectives, ideas, strengths, and abilities to our business. Movella’s commitment to fostering and promoting a diverse and inclusive workplace is best reflected in Movella’s Diversity Statement:

“We value ingenious ideas, no matter where they come from. We believe diverse thoughts, voices, and backgrounds make us stronger as a company. We know that it is through collaboration with people from all walks of life that we make the most positive impact as an organization.”

Our organizational culture is also strongly impacted and guided by our core values, as follows:

•	Impactful. We transform lives by bringing meaning to movement.

•	Passionate. We are smart, diverse people committed to moving humanity forward.

•	Ingenious. We challenge ourselves to provide innovative technologies.

•	Collaborative. We deliver solutions through teamwork, trust and mutual respect.

•	Fun. We embrace fun as part of everything we do.

Our employees think creatively, act collaboratively, and use technology to solve problems. Our management team’s clear sense of mission, long-term focus, and commitment to our core values are central to our success.

To date, Legacy Movella has not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement. Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and prospective employees. The principal objectives of our incentive plans are to attract, retain and motivate employees, executive officers and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. These incentives, coupled with an inclusive and engaging work-place culture has made Movella a preferred employer in a competitive industry.

We offer competitive benefits tailored to local markets and laws and designated to support employee health, welfare and retirement; examples of such benefits may include 401(k) or other retirement plans; paid time off; basic and voluntary life, disability and supplemental insurance; medical, dental and vision insurance; and flexible spending accounts. Our global training and development program focuses on harassment-free workplace and diversity topics, as well as ethics and compliance.

Our company-wide compensation structure is intended to align incentives with the success of Movella. This includes our executives, whose incentives are generally the same as the rest of our employees. We believe that this fosters harmony within the company, as all teams are working together towards the same goals. For more details regarding our executive compensation, see Item 11 of this Report.

Our ongoing focus on workplace safety and compliance to applicable regulations has enabled us to preserve business continuity while ensuring a safe work environment during the COVID-19 pandemic, including work-from-home arrangements for a substantial portion of our workforce and reduced capacity for those that have returned to the office, adhering to local health authority guidelines. We also comply with applicable laws and regulations regarding workplace safety and are subject to audits by entities such as the Occupational Safety and Health Administration in the United States.

Permissions to Operate Business in the PRC and Hong Kong

Under the current effective PRC laws, our PRC subsidiaries are required to obtain or complete the following primary permissions, filings or procedures for their operations: (i) business license for each of our PRC subsidiaries, (ii) foreign investment reporting; (iii) tax registration; (iv) foreign exchange registration; and (v) customs filings. Our PRC subsidiaries have received all requisite permission as listed above, and none of those permissions has been denied as of the date hereof.

Under the current effective Hong Kong laws, our Hong Kong subsidiaries are required to obtain or complete the following primary permissions, filings or procedures for their operations: (i) Certificate of Incorporation for each of our Hong Kong subsidiaries, and (ii) Business Registration Certificate for each of our Hong Kong subsidiaries. Our Hong Kong Subsidiaries have received all requisite permissions as listed above, and none of those permissions has been denied as of the date hereof.

Government Regulation

Our business activities are worldwide and subject to various federal, state, local and foreign regulations, and our products are governed by a number of rules and regulations. To date, our compliance with these regulations has not had a material impact on our results of operations. New legislation or regulation, the application of laws from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the technology industry generally could result in significant additional compliance costs and responsibilities for our business.

As our products and services, including those for the health and sports market, are not intended to be used for medical purposes, including the diagnosis or treatment of injury or disease, we do not believe they fall within the FDA clearance requirements for medical devices. While we believe we are currently in material compliance with applicable laws and regulations, we intend to continue to monitor our products and services, including those under development, and how our products and services, and future products and services, may be utilized by our customers, and intend to comply with regulations, including FDA clearance requirements, if and to the extent they become applicable to us.

Trade Controls

Our business activities are subject to various restrictions under U.S. export and similar laws and regulations, as well as various economic and trade sanctions administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). Further, various countries regulate the import of certain technology and have enacted or could enact laws that could limit our ability to provide customers with our products in those countries.

Economic sanction laws in the U.S. and other jurisdictions prohibit or otherwise restrict us and our officers, directors, and employees from engaging in transactions in, or relating to, certain countries, territories, individuals, and entities. In the U.S., OFAC, the U.S. Department of State, and the U.S. Department of Commerce administer and enforce laws, executive orders, and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain countries, territories, individuals, and entities. These persons and entities include specially designated nationals and other persons and entities targeted by OFAC sanctions programs. The lists of OFAC-restricted countries, territories, individuals, and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions and similar laws and regulations in non-U.S. jurisdictions may significantly restrict our business activities in certain countries or territories. The economic sanctions and related laws of different jurisdictions in which we conduct business also may conflict with one another, such that compliance with all applicable laws may be difficult. Failure to comply with OFAC or other relevant sanctions could have serious legal and reputational consequences, including civil and criminal penalties.

Anti-Corruption

We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies, their employees, and their intermediaries from authorizing, offering, providing, and/or accepting improper payments or other benefits for improper purposes. Although we take precautions to prevent violations of these laws, we may be exposed to violating these laws due to our international presence.

Privacy

We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us may be uncertain and conflicting.

In particular, there are numerous local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data, including biometric information. Data privacy laws and regulations, including but not limited to the GDPR (EU 2016/679), effective May 2018 and the GDPR as it forms part of the laws of England and Wales, Scotland and Northern Ireland, the California Consumer Privacy Act, as amended, effective January 2020, and the California Privacy Rights Act of 2020, which became effective January 1, 2023, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties or other legal liabilities.

We strive to comply with all applicable laws and regulations relating to privacy, data security, and data protection. However, governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed, or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security-related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security-related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition, and results of operations.

United States and International Data Security and Data Privacy Laws

We are or in the future may be subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, in the EU, the EU GDPR and, post-Brexit, in the UK, the UK GDPR. Some countries, such as Brazil and Japan, have enacted or amended omnibus laws, and others, such as China and Russia, have also passed laws that require personal data relating to their citizens to be maintained in the country under certain circumstances and impose additional data transfer restrictions. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of personal data (including sensitive or confidential patient or consumer information), whether by us or a third-party, could have a material adverse effect on our business, reputation, financial condition and results of operations, including but not limited to: material fines and penalties; damages; litigation; consent orders; extensive audits and inspections; bans on all or some processing of personal data carried out by noncompliant actors; and injunctive relief. The EU GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR/UK GDPR.

HIPAA, as well as a number of other federal and state privacy-related laws, extensively regulate the use and disclosure of individually identifiable health information, known as “protected health information” or “PHI.” HIPAA applies to health plans, healthcare providers who engage in certain standard healthcare transactions electronically, such as electronic billing, and healthcare clearinghouses, all of which are referred to as “covered entities” under HIPAA. HIPAA also directly regulates “business associates,” which are certain types of entities that act as service providers to covered entities and receive or have access to PHI as part of providing the relevant services to the covered entity customer. Business Associates are responsible for complying with certain provisions of HIPAA and can be subject to direct enforcement for violations of HIPAA. State imposed health information privacy and security laws typically apply based on licensure, for example, licensed providers or licensed entities are limited in their ability to use and share health information.

Additionally, many states have enacted legislation protecting the privacy and/or security of “personal information” such as identifiable financial or health information, social security number and credit card information. These laws overlap in certain circumstances and can apply simultaneously with federal privacy and security requirements and regulated entities must comply with all of them. The CCPA that went into effect January 1, 2020 and was subsequently updated by the California Privacy Rights Act (“CPRA”), is one of the most restrictive state privacy laws, protecting a wide variety of personal information and granting significant rights to California residents with respect to their personal information. In dealing with health information for the development of its technology or for commercial purposes, we will be affected by HIPAA and state-imposed health information privacy and security laws because these laws regulate the ability of our potential customers to share health information with us and may in certain circumstances impose additional direct obligations on us. Additionally, we must also identify and comply with all applicable state laws for the protection of other types of personal information (e.g., consumer, employee, B2B information) that the company collects. In addition to the CCPA, many other states have proposed or already enacted similar data privacy and security laws, including Massachusetts’ Standards for the Protection of Personal Information (MA 201 C.M.R. §§ 17.00 et seq.) and the newly enacted Virginia Consumer Data Protection Act.

In the EU, increasingly stringent data protection and privacy rules that have and will continue to have substantial impact on the use of personal and patient data across the healthcare industry became stronger in May 2018. The EU GDPR applies across the EU (as well as the EEA) and includes, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. The EU GDPR fine framework can be up to 20 million euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. The EU GDPR sets out a number of requirements that must be complied with when handling the personal data of individuals (i.e., data subjects) in the EU including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and the new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data where the latter is used to uniquely identify an individual are all classified as “special category” data under the EU GDPR and are afforded greater protection and require additional compliance obligations. Noncompliance could result in the imposition of fines, penalties, or orders to stop noncompliant activities. We are subject to the EU GDPR since we offer products or services to individuals in the EU or otherwise enter into contracts with EU entities that handle the collection and processing of data of individuals within the EU.

We could also be subject to evolving EU laws on data export, for transfers of data outside the EU to itself or third parties. The GDPR only permits transfers of data outside the EU to jurisdictions that ensure an adequate level of data protection. The United States has not been deemed to offer an adequate level of protection, so in order for us to transfer personal data from the EU to the United States, we must identify a legal basis for data transfer (e.g., the European Union Commission approved Standard Contractual Clauses) and any supplementary measures taken, or to be taken, to provide an adequate level of protection for the data. On July 16, 2020, the Court of Justice of the European Union or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18), called Schrems II. This decision (a) calls into question commonly relied upon data transfer mechanisms as between the EU member states and the United States (such as the Standard Contractual Clauses) and (b) invalidates the EU-U.S. Privacy Shield, an adequacy decision on which many companies had relied as an acceptable mechanism for transferring such data from the EU to the United States. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data exporters and data importers to assess United States national security laws on their business and future actions of EU data protection authorities are difficult to predict.

Further, the UK’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the UK. At the current time, pursuant to the UK Data Protection Act 2018 (“DPA 2018”) (which enacted the EU GDPR into UK law) and DPPEC Regulations which amended the DPA 2018 to create the UK GDPR regime (“UK GDPR”) that materially mirrors and complements the EU GDPR, legal obligations and risk factors in the UK are similar to those in the EU. However, the UK has seen various developments in 2022 (including a new Information Commissioner regulator, new proposals from government as to possible changes to data laws in the UK and consultation regarding the same) which point to possible divergence in some respects from the EU position. Such changes may present us with additional compliance burdens, costs and risk factors, It is possible that additional issues may also arise from a data privacy perspective between the EU and the UK.

Cybersecurity

We have designed and implemented and continue to maintain a security program consisting of policies, procedures, and technology intended to maintain the privacy, security and integrity of our information, systems, and networks. Among other things, the program includes controls designed to limit and monitor access to authorized systems, networks, and data, prevent inappropriate access or modification, and monitor for threats or vulnerability. See “Risk Facotrs—General Risks—Our business and reputation may be impacted by information technology system failures, delays and network disruptions.”

Legal Proceedings

We are not currently subject to any material litigation and no material litigation is currently threatened against us which, in the opinion of our management, is likely to materially and adversely affect our business, financial condition, or results of operations. From time to time we may become involved in legal proceedings incident to our business or related to those of the businesses we acquire, including relating to intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action litigation, and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition, and results of operations, and divert the attention of our management from the operation of our business. For example, in February 2020, Tactical Air Support (“TAS”) filed a lawsuit in the California State Court in Los Angeles against our wholly-owned subisidary, Movella Technologies N.A. Inc. (formerly Xsens North America, Inc.), alleging tort and contract-based causes of action arising from TAS purchases of allegedly defective Xsens North America inertial measurement unit devices (“IMUs”). TAS never deployed IMUs in its military aircraft. In response, Xsens North America removed the case to the California Federal District Court in Los Angeles based upon the party’s diversity of citizenship. Xsens North America filed a motion to dismiss each of TAS’ alleged non-contract-based claims and its prayers for damages in excess of the approximately $40,000 TAS paid for the IMUs. The motion to dismiss alleged non-contract-based claims was granted on September 3, 2020. On December 22, 2022, the parties entered into a settlement agreement including mutual releases and the lawsuit was dismissed. We agreed to pay a settlement amount of $0.3 million which has been accrued on the December 31, 2022 consolidated balance sheet of Legacy Movella. Although Movella does not believe that any currently known legal matters will have a material impact to its financial statements, there can be no assurance regarding the ultimate outcome of any litigation matter. See Note 17 to the Notes to our Condensed Consolidated Financial Statements as of and for the years ended December 31, 2022 and 2021 in Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 13, 2023, which we will be filing shortly after the filing of this Report. Legal or similar proceedings are subject to many uncertainties and outcomes and the outcome, costs, and other impacts and consequences of such matters are not predictable with assurance. Regardless of the outcome, the results of any current or future litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Available Information

We were incorporated as a Cayman Islands exempted company in December 2020 as a blank check company under the name Pathfinder Acquisition Corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On February 10, 2023, Movella and Pathfinder consummated the transactions contemplated under the Business Combination Agreement, following the approval at an extraordinary general meeting of Pathfinder’s shareholders held on February 8, 2023. In connection with the closing of the Business Combination, we changed our name to Movella Holdings Inc.

We file electronically with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.movella.com, free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. Our website and the information contained on or through that site are not incorporated into this Report. All website addresses in this Report are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. Although we have organized risks generally according to these categories in the discussion below, many of the risks may have ramifications in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks we face and not as a limitation on the potential impact of the matters discussed. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Business and Industry

We have a history of net losses and expect to continue to incur losses for the foreseeable future. If our current products and solutions do not achieve broad commercial acceptance, or if we are not able to fully commercialize products we have under development, or if our products and solutions experience significant delays or other setbacks, our business, financial condition, and results of operation will be materially and adversely affected and we may not be able to generate sufficient revenues to achieve and sustain profitability.

Legacy Movella has experienced net losses since inception. For the years ended December 31, 2022 and 2021, Legacy Movella’s revenues were $40.5 million and $34.4 million, respectively, and its net (loss) income attributable to common stockholders was ($36.2) million and ($20.2) million, respectively. We expect to continue to incur operating and net losses for the foreseeable future as we expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

•

the continued development of our product lines, including investments in our research and development, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;

•	our technology infrastructure, including enhancements to our network operations and infrastructure, and hiring of additional employees;

•	sales and marketing;

•	additional international expansion, in an effort to increase our customer base and sales; and

•	general administration, including legal, accounting, and other expenses.

In addition, part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near-term than it would be if our strategy were to maximize short-term profitability. Our future potential profitability is dependent upon the successful development and commercial acceptance of our products and solutions. Because we expect to incur significant expenditures on sales and marketing efforts, expanding our platforms, products, features, and functionality, and expanding our research and development, we may experience losses in future periods and may not ultimately grow our business, or achieve or sustain long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenues enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenues, the value of our business and common stock may significantly decrease.

We expect fluctuations in our financial results, which may cause the trading price of our common stock to fluctuate and make it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our revenues, financial, and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Report:

•	our ability to attract new customers and retain existing customers;

•	our ability to accurately forecast revenues and plan our expenses;

•	our ability to accurately predict customer and end-market demand and plan product life cycles;

•	the receipt, reduction, or cancellation of, or changes in the forecasts or timing of, orders by customers;

•	fluctuations in the levels of inventories held by our distributors and resellers or end customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•

our ability to develop, introduce, and market new products and technologies on a timely basis, including our OBSKUR platform which is currently under development and is intended to target the market for live streamers and vTubers;

•	the timing and extent of product development costs;

•	our research and development costs and related new product expenditures, and our ability to achieve cost reductions in a timely or predictable manner;

•	seasonality and fluctuations in sales by our customers;

•	significant warranty claims, including those not covered by our suppliers;

•	changes in, or other factors impacting, our pricing, product cost, production schedules, and product mix;

•	changes in, or other factors impacting, our average selling prices and gross margins;

•	supply chain disruptions, delays, shortages, and capacity limitations;

•	our ability to accurately predict changes in customer demand due to matters beyond our control;

•	the actions of our competitors, including consolidation within the industry, pricing changes or the introduction of new services;

•	our ability to effectively manage our growth;

•	our ability to attract and retain key employees, given intense competition for qualified personnel;

•	our ability to successfully manage and realize the anticipated benefits of any future divestitures or acquisitions of businesses, solutions, or technologies;

•	our ability to successfully launch new products, services or solutions or sell existing services or solutions into additional geographies or vertical markets;

•	the timing and cost of developing or acquiring and integrating technologies, services, or businesses;

•	the timing, operating costs, and capital expenditures related to the operation, maintenance, and expansion of our business;

•	service outages or security breaches and any related occurrences which could impact our reputation;

•	geopolitical crises such as the Russian invasion of Ukraine, other outbreaks of hostilities or acts of aggression, or other international crises;

•	the impact of worldwide economic, industry, and market conditions, including disruptions in financial markets and the deterioration of the underlying economic conditions in some countries;

•	the emergence of global public health emergencies, such as the outbreak of COVID-19, which could further extend lead times in our supply chain and lengthen sales cycles with our customers;

•	fluctuations in currency exchange rates;

•	trade protection measures (such as tariffs and duties) and import or export licensing requirements;

•	costs associated with defending intellectual property infringement and other claims; and

•	changes in laws and regulations affecting our business.

As a result of these and other factors, you should not rely on the results of any prior quarterly or annual periods, or any historical trends reflected in such results, as indications of our future revenues, financial, or other operating performance. Fluctuations in our revenues and financial and other operating results could cause the value of our capital stock to decline and, as a result, you may lose some or all of your investment. In addition, if our results of operations do not meet the expectations of securities analysts or investors, our stock price would likely decline.

The terms of our financing arrangements subject both Legacy Movella and Movella to various risks, including restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities.

The terms of our financing arrangements expose us to significant risks. For example, due to market conditions, regulatory restrictions, liability exposure, or other factors there can be no assurance that Movella will be able to benefit from provisions under our venture-linked note debt facility (“VLN Facility”) that allow us to sell the shares of our Common Stock (such shares, the “FP Shares”) acquired by FP Credit Partners II, L.P. and FP Credit Partners Phoenix II, L.P., affiliates of Francisco Partners (on behalf of certain of its managed funds, affiliates, financing parties or investment vehicles, collectively, “FP”) in connection with the VLN Facility and to apply a percentage of those proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) as a credit against the scheduled contractual return of the VLN Facility upon a repayment or refinancing event. Moreover, sales of FP Shares, or the perception that such sales may occur, could materially and adversely impact the price of our Common Stock. In addition, our obligations under the VLN Facility are guaranteed and secured by substantially all of the assets of Movella, Legacy Movella and certain of their subsidiaries and include affirmative and negative covenants which could impose significant operating and financial restrictions on us and our subsidiaries. As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to pursue our business plan or otherwise compete effectively or to take advantage of new business opportunities. These restrictions may significantly limit our ability to operate our businesses and may prohibit or limit activity to enhance our operations or take advantage of potential business opportunities as they arise. These covenants could limit our ability to finance our future operations and capital needs and our ability to pursue business opportunities and activities that may be in our interest. There is no assurance that we will be able to maintain compliance with these covenants in the future or have the ability to obtain waivers from FP and/or amend the covenants.

If we breach any of these covenants, we would be in default under the VLN Facility, which may then become immediately due and payable. Our ability to comply with the provisions of our financing arrangements may be affected by changes in economic or business conditions or other events beyond our control. These restrictions and covenants, or our failure to maintain compliance with them, would materially and adversely affect our business, financial condition, results of operations, and our growth prospects. In addition, if the financing contemplated by the VLN Facility does not materialize, it could materially and adversely impact our liquidity position and would significantly increase our need to raise additional capital in the short- and long-term in order to fund our operations and execute on our business strategy. Such capital may not be available on terms acceptable to us, or at all.

Our obligations under the VLN Facility are secured by substantially all of our assets. As a result, if we default on those obligations, the agent for the noteholders (on behalf of the noteholders) could foreclose on these assets.

In connection with the VLN Facility, we entered into a Note Purchase Agreement. Our obligations under the Note Purchase Agreement are secured by substantially all of Movella’s and certain of its subsidiaries’ assets. Accordingly, if we default on our obligations under the Note Purchase Agreement or related note documents, the agent for the noteholders (on behalf of the noteholders) could foreclose on its security interest by liquidating some or all of our assets, which would harm our business, financial condition, and results of operations and could require us to reduce or cease operations. Additionally, in the event of a bankruptcy, insolvency, liquidation, or other reorganization, the agent for the noteholders (on behalf of the noteholders) would have a first priority right to such assets, to the exclusion of our general creditors. In that event, such assets would first be used to repay in full all indebtedness and other obligations under the Note Purchase Agreement and related note documents, resulting in all or a portion of such assets being unavailable to satisfy the claims of our unsecured creditors. Only after satisfying the claims of our secured creditors, unsecured creditors, and our subsidiaries’ unsecured creditors would an amount, if any, be available for distribution to holders of our equity securities.

If we are not successful in the continued development, timely manufacture, and introduction of new products or product categories, overall demand for our products could decrease and we may fail to compete effectively.

We expect that a significant portion of our future revenues will continue to be derived from sales of newly introduced products and services, such as our OBSKUR software that is currently scheduled for commercial launch during the first half of 2023. However, the timing of any future product introductions is uncertain and there can be no assurance that we will be able to launch our OBSKUR software during the anticipated timeframe or at all, if such launch will be successful, or if our OBSKUR platform will achieve broad market acceptance. The market for our products is characterized by rapidly changing technology, evolving industry standards, and changes in customer needs. If we fail to introduce new products, or to modify or improve our existing products, in response to changes in technology, industry standards or customer needs, or if we are delayed in launching new or improved products, our products could rapidly become less competitive or obsolete. We must continue to make significant investments in research and development in order to continue to develop new products, enhance existing products, and achieve market acceptance for such products. However, there can be no assurance that development stage products will be successfully completed or, if developed, will achieve significant customer acceptance.

If we are unable to successfully develop and introduce competitive new products, and enhance our existing products, our future results of operations would be materially and adversely affected. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. We may not succeed in adapting our products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that we will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to our future success. Any future challenges related to new products, whether due to product development delays, manufacturing delays, supply chain constraints, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on our results of operations.

As we develop and introduce new products, we face the risk that customers may not value or be willing to bear the cost of incorporating these newer products into their product offerings, particularly if they believe their customers are satisfied with prior offerings. Regardless of the improved features or superior performance of the newer products, customers may be unwilling to adopt our new products due to design or pricing constraints, among other reasons. Because of the extensive time and resources that we invest in developing new products, if we are unable to sell new generations of our products, our revenues could decline and our business, financial condition, and results of operations would be negatively affected.

We may not be successful in our Metaverse strategy and investments, which could adversely affect our reputation, business, financial condition, and results of operations.

We believe the Metaverse, an embodied internet where people have immersive experiences beyond two-dimensional screens, is the next evolution in social technology. We are developing solutions to help our customers participate in the Metaverse. We expect this will be a complex, evolving, and long-term initiative that will involve the development of new and emerging technologies, continued investment in privacy, safety, and security efforts, and collaboration with other companies, developers, partners, and other participants. However, the Metaverse may not develop in accordance with our expectations, and market acceptance of features, products, or services we build for the Metaverse is uncertain. We may be unsuccessful in our research and product development efforts, including if we are unable to develop relationships with key participants in the Metaverse or develop products that operate effectively with Metaverse technologies, products, systems, networks, or standards. Our Metaverse efforts may also divert resources and management attention from other areas of our business. We expect to continue to make significant investments to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business. In addition, as our Metaverse efforts evolve, we may be subject to a variety of existing or new laws and regulations in the United States and international jurisdictions, including in the areas of privacy and e-commerce, which may delay or impede the development of our products and services, increase our operating costs, require significant management time and attention, or otherwise harm our business. As a result of these or other factors, our Metaverse strategy and investments may not be successful in the foreseeable future, or at all, which could adversely affect our business, reputation, or financial results.

If we are not able to establish, maintain and enhance our brand and our reputation as a global leader, our business, and results of operations may be adversely affected.

We believe that establishing, maintaining and enhancing our brand and our reputation as a global leader in our products and solutions is critical to our relationship with existing customers and our channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop and enhance our software platforms and sensor solutions, and our ability to successfully differentiate our products and services Platform from competitive data intelligence solutions. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenues.

In addition, independent industry or financial analysts and research firms often test our products and solutions and provide reviews, as well as the products of our competitors, and the perception of our products and services in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. In addition, we have in the past worked, and continue to work, with high profile customers. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our products and service offerings, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.

If we are unable to develop new products, achieve growth, and effectively manage our growth, we may not be able to execute our business plan and our operating results could suffer.

To successfully execute our business plan, including expected debt repayment obligations, we will need to grow and to manage our growth effectively as we make significant investments in research and development, sales and marketing, and expand our operations and infrastructure both domestically and internationally. Our growth trajectory depends on our ability to successfully grow our customer base and enter new markets, and develop new products.

To manage our growth effectively, we must continue to expand our operations, engineering, financial accounting, internal management, and other systems, procedures, and controls. This may require substantial managerial and financial resources, and our efforts may not be successful. Any failure to successfully implement systems enhancements and improvements, or to any failure to avoid delays in implementation, will likely have a negative impact on our ability to manage our expected growth, as well as our ability to ensure uninterrupted operation of key business systems and compliance with the rules and regulations applicable to public companies. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new solutions, and we may fail to satisfy customer product or support requirements, maintain the quality of our solutions, execute our business plan or respond to competitive pressures. The occurrence of any of the foregoing could negatively affect our business, financial condition, and results of operations.

We may pursue strategic acquisitions, investments, strategic partnerships or other ventures, and our business could be materially harmed if we fail to successfully identify, evaluate, complete, and integrate such transactions.

We have pursued, and plan to continually evaluate, potential acquisitions and investment opportunities in complementary businesses, technologies, services, or products, or to enter into strategic relationships with parties who can provide access to those assets, additional product or services offerings, additional distribution or marketing synergies, or additional industry expertise. Pursuing such opportunities have been a key component of our strategy to become a full-stack provider of sensors, software, and analytics that enable the digitization of movement. For example, in January 2022, we acquired OBSKUR Inc., a developer of multimedia enablement solutions with a focus on enabling live streaming for influencers, vTubers, and digital avatars. We may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates in the future, we may not be able to complete those transactions on commercially favorable terms, or at all.

Any acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and adversely impact our business, financial condition, and results of operations. We may not achieve the combined revenue, cost synergies, or other benefits from the acquisition that we anticipate, strengthen our competitive position, or achieve our other goals in a timely manner, or at all, and these acquisitions may be viewed negatively by our customers, financial markets, or investors. Integration of acquired companies may result in problems related to integration of technology and inexperienced management teams. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business and financial results. In addition, the key personnel of the acquired company may decide not to work for us and we may have difficulties assimilating acquired employees. We may not successfully integrate business, operational, and financial activities such as internal controls, Sarbanes-Oxley Act of 2002 compliance, cyber security measures, the European Union’s General Data Protection Regulation (“GDPR”) and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. If we fail to successfully integrate such transactions, our business could be materially harmed.

Acquisitions may also reduce our cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could harm our business, financial condition, and results of operations.

We may enter into collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, licensing arrangements, joint ventures, strategic alliances, or partnerships to develop proposed products and to pursue new markets. Proposing, negotiating, and implementing collaborations, licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be able to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations, the ownership or control of intellectual property developed during the collaboration or the scope of our or our collaborators’ other rights or obligations related to development or commercialization activities. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenues.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the potential entrants may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services, and larger marketing budgets, as well as greater financial, technical, and other resources. These pressures could result in a substantial loss of our customers, a reduction in our revenues or increased costs as we seek ways to become more competitive. This could lead to more variability in our operating results and could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to compete effectively with existing or new competitors, the associated loss of competitive position could result in price reductions, fewer customer orders, reduced margins, and loss of market share.

The markets for many of our products are highly competitive, and we expect competition to increase in the future. We compete with inertial motion capture companies such as Noitom Limited and Noraxon USA, Inc., traditional optical camera-based motion capture companies such as NaturalPoint, Inc. dba OptiTrack, Qualisys AB, and Vicon Motion Systems Limited, and inertial sensor module providers such as Analog Devices, Inc., Honeywell International Inc., and SBG Systems in the automation and mobility segment. Some of our competitors have significantly greater financial, technical, and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products or secure better product positioning with retailers. Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition, and results of operations.

We are subject to the cyclical nature of the semiconductor industry, which has suffered and may suffer from future recessionary downturns.

Semiconductor technology is a key component that we source from third-party providers for incorporation into our products. The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change, rapid product obsolescence and price erosion, evolving standards, frequent new product introductions, and wide fluctuations in product supply and demand. The industry has experienced significant downturns during recent global recessions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels, and accelerated erosion of average selling prices. Any future downturns could negatively impact our business and operating results. Furthermore, any upturn in the semiconductor industry could result in increased competition for access to third-party foundry and assembly capacity, which in turn could negatively impact the ability of our suppliers to provide us with the semiconductor components we require for our products. There can be no assurance that any of our suppliers will have access to adequate capacity of the components required for our products.

We may be unable to reduce our ownership stake in the Qingdao JV according to our plans, and continued Qingdao JV losses could negatively impact our financial performance.

We presently hold a controlling joint venture ownership interest in M3C Co., Ltd. (referred to herein as the “Qingdao JV”). We have incurred consolidated losses as a result of the Qingdao JV’s losses attributed to us based on our ownership interest. We plan to reduce our ownership stake in the joint venture in order to eliminate the requirement to consolidate its results. The reduction of our ownership interest may take longer than anticipated and we may not be able to complete a reduction on terms favorable to us or at all. The inability to reduce our ownership interest and continued losses of the Qingdao JV could have a negative impact to our financial performance.

Risks Related to Sales and Marketing of Movella’s Products

Because our customers do not have long-term subscriptions for our SaaS applications, we are at risk to non-renewal by our customers, with little or no notice, which in turn may cause our business and results of operations to suffer.

Our SaaS applications, which currently comprise less than 10% of our business, are generally sold on an annual subscription basis. Some of our customers may elect not to renew their subscriptions for various reasons, including choosing a solution from one of our competitors, developing their own in-house application, or deciding to exit the market for our products and solutions. As a result, our revenues and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers, causing our revenues to decline materially, resulting in material harm to our business, financial condition, and results of operations.

Customer renewal rates, as well as the rate at which customers expand their use of our platforms, may decline or fluctuate as a result of a number of factors, including the customers’ satisfaction with our platforms, defects or performance issues, our customer and product support, our prices, mergers and acquisitions affecting our customer base, the effects of global economic conditions, the entrance of new or competing technologies, and the pricing of such competitive offerings or reductions in the spending levels of our target customers for any reason. If customers do not renew their subscriptions, renew on less favorable terms, or reduce the scope of their subscriptions, our revenues may decline and, as a result, our business, financial condition, and results of operations could be adversely affected.

Our target customer and product markets may not grow or develop as we currently expect, and if we fail to penetrate new markets and scale successfully within those markets, our revenues and financial condition would be harmed.

While our solutions have broad applicability across consumer, industrial, and other end-markets, we primarily target the entertainment, health and sports, and automation markets. Any deterioration in our target customer or product markets or reduction in capital spending to support these markets could lead to a reduction in demand for our products, which would adversely affect our revenues and results of operations. Further, if our target customer markets do not grow or develop in ways that we currently expect, demand for our technology may not materialize as expected, which would also negatively impact our business, financial condition, and results of operations.

We may be unable to predict the timing or development of trends in our target markets with any accuracy, and these trends may not be beneficial to us. If we fail to accurately predict market requirements or market demand for these solutions, our business will suffer. A market shift towards an industry standard that we may not support could significantly decrease the demand for our solutions.

Our future revenue growth, if any, will depend in part on our ability to expand within our existing markets, our ability to continue to penetrate emerging markets, such as the sensor module and data analytics markets. Each of these markets presents distinct and substantial challenges and risks and, in many cases, requires us to develop new customized solutions to address the particular requirements of that market. Meeting the technical requirements in any of these new markets will require a substantial investment of our time and resources. We cannot assure you that we will achieve meaningful revenues from sales in these markets. If any of these markets do not develop as we currently anticipate or if we are unable to penetrate them and scale in them successfully, our revenues could decline.

If we fail to further diversify our customer base, our business, financial condition, and results of operations could suffer.

We derive revenues from several sources, including sales agreements with distributors to assist in the commercialization of our core products, selling our products and related parts to end customers through distributors, and SaaS offerings through our Kinduct platform. Our relationships with existing customers may deter potential customers who compete with these customers from buying our motion sensor solutions. Further, if we become dependent on a few large customers, these customers will have significant leverage with respect to negotiating pricing and other terms with us and may put downward pressure on our revenues, gross margins and results of operations. To attract new customers or retain existing customers, we have in the past and will in the future offer certain customers favorable prices, which would decrease our average selling prices and potentially impact our revenues, gross margins and results of operations. We may also offer pricing incentives to our customers on earlier generations of products that inherently have a higher cost structure, which would negatively affect our revenues, gross margins and results of operations. We need to continue growing our customer base through distributors and resellers in addition to end customers. The loss of, or a reduction in sales to, a significant portion of our customer base, or our inability to attract new customers or to otherwise expand or further diversify our customer base, could harm our competitive position, as well as our business, financial condition, and results of operations.

Because we do not have long-term purchase commitments with our customers, orders may be cancelled, reduced, or rescheduled with little or no notice, which in turn exposes us to inventory risk, and may cause our business and results of operations to suffer.

Most of our products are sold with no long-term or minimum purchase commitments. Most of our sales to date have been made on a purchase order basis, which orders may be cancelled, changed, or rescheduled with little or no notice or penalty. As a result, our revenues and operating results could fluctuate materially and could be materially and disproportionately impacted by purchasing decisions of our customers, including our larger customers. In the future, our customers may decide to purchase fewer units than they have in the past, may alter their purchasing patterns at any time with limited or no notice, or may decide not to continue to purchase our products at all, any of which could cause our revenues to decline materially and materially harm our business, financial condition, and results of operations. Cancellations of, reductions in, or rescheduling of customer orders could also result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, as a substantial portion of our expenses are fixed at least in the short term. In addition, changes in forecasts or the timing of orders expose us to the risks of inventory shortages or excess inventory. Any of the foregoing events could materially and adversely affect our business, financial condition, and results of operations.

Maturation or contraction of the market for wearable devices or categories of these devices could adversely affect our revenues and profits.

We have experienced annual growth in sales in our solutions serving the health and fitness markets, which have benefited from increased sales of wearable devices. If the overall wearable device market declines, or categories of devices within the wearable device market decline significantly, our business, financial condition, and results of operations could be materially and adversely affected.

We rely on independent distributors and resellers to sell our products, and disruption to these channels would harm our business.

Because we sell many of our products to independent distributors and resellers, we are subject to many risks, including risks related to their inventory levels and support for our products. In particular, our distributors and resellers maintain varying levels of our products in their inventories. If distributors and resellers attempt to reduce their levels of inventory or if they do not maintain sufficient levels to meet customer demand, our sales could be negatively impacted.

Many of our distributors and resellers also sell products offered by our competitors. If our competitors offer our distributors and resellers more favorable terms, those distributors and resellers may de-emphasize or decline to carry our products. In the future, we may not be able to retain or attract a sufficient number of qualified distributors and resellers. If we are unable to maintain successful relationships with distributors and resellers or to expand our distribution channels, our business will suffer. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with these partners.

If we become dependent on a few large customers, they may seek to leverage their position to improve their profitability through increased promotional programs or other measures, which could have a negative impact on our gross margin. Additionally, the loss of any large customer could adversely affect our sales and profits.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

Average selling prices of our products generally decrease over time, which could negatively impact our revenues and gross margins.

We expect that the average selling prices of our products may decline over time. In addition, if competition increases in our target markets, we may need to reduce the average unit price of our products in anticipation of competitive pricing pressures, new product introductions by us or our competitors, or for other reasons. If we are unable to offset reductions in our average selling prices by reducing our costs, developing new or enhanced products on a timely basis with higher selling prices or gross margins, increasing our sales volumes, or otherwise, our business, financial condition, and results of operations could be materially and adversely affected.

Our gross margins may fluctuate due to a variety of factors, which could negatively impact our business, financial condition, and results of operations.

Our gross margins may fluctuate due to a number of factors, including customer and product mix, market acceptance of our new products, competitive pricing dynamics and average selling prices, cloud hosting and license fees, amortization of purchased intangibles, timing and seasonality of the end-market demand, currency fluctuations, packaging and test costs, and geographic and market pricing strategies. To attract new customers or retain existing customers, we have in the past and will in the future offer certain customers favorable pricing structures, which would decrease our average selling prices and likely impact gross margins. In addition, in the event our customers, including our larger customers, exert more pressure with respect to pricing and other terms with us, it could put downward pressure on our margins. In addition, in connection with the significant increase in semiconductor demand as a consequence of increases in demand resulting from the COVID-19 pandemic, the cost of certain components and raw materials which are incorporated into our products, has increased as demand has outpaced supply.

Because we do not operate our own manufacturing, assembly, or testing facilities, we may not be able to reduce our costs as rapidly as companies that operate their own facilities, and our costs may even increase, which could further reduce our gross margins. We also rely on third-party cloud service providers as part of our cloud software stack who may increase prices, which in turn would negatively impact gross margin. In addition, we maintain an inventory of our products at various stages of production and in finished good inventory. We hold these inventories in anticipation of customer orders. If those customer orders do not materialize in a timely manner, we may have excess or obsolete inventory which we would have to reserve or write-down, and our gross margins would be adversely affected.

Risks Related to Movella’s Manufacturing Model

If we do not correctly anticipate demand for our products, we may not be able to secure sufficient quantities or cost-effective production of our products or we could have costly excess production or inventories.

The demand for our products depends on many factors and is difficult to forecast. Although we have generally been able to increase or decrease production to meet fluctuations in demand to date, we expect that it will become more difficult to forecast demand as we introduce and support a diverse product portfolio, competition in the market for our products intensifies, and the markets for some of our products mature. Significant unanticipated fluctuations in demand could cause the following problems in our operations:

•

If demand increases beyond what we forecast, we would have to rapidly increase production. We would depend on suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough, due to supply chain issues or other constraints, to meet unexpected demand.

•

Rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components, higher freight costs associated with urgent distribution of the products, and other expenses. These higher costs could lower our profit margins. Further, if production is increased rapidly, manufacturing quality could decline, which may also lower our margins and reduce customer satisfaction.

If forecasted demand does not develop, we could have excess inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories. Lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies at our facilities, which could result in lower margins.

We currently rely on third parties to manufacture and warehouse many of our products, which exposes us to a number of risks and uncertainties outside our control.

We currently outsource the manufacturing of many of our products to companies. If one of these third-party manufacturers were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, product shipments to our customers could be delayed or rejected or our customers could consequently elect to change product demand or cancel the underlying subscription or service. These disruptions would negatively impact our revenues, competitive position and reputation. Further, if we are unable to manage successfully our relationship with a manufacturer, the quality and availability of products used in our services and solutions may be harmed. None of our third-party manufacturers is obligated to supply us with a specific quantity of products, except as may be provided in a particular purchase order that we have submitted to, and that has been accepted by, such third-party manufacturer. Our third-party manufacturers could, under some circumstances, decline to accept new purchase orders from us or otherwise reduce their business with us. If a manufacturer stopped manufacturing our products for any reason or reduced manufacturing capacity, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact our operations. In addition, we generally do not enter into long-term contracts with our manufacturers. As a result, we are subject to price increases due to availability, and subsequent price volatility, in the marketplace of the components and materials needed to manufacture our products. If a third-party manufacturer were to negatively change the product pricing and other terms under which it agrees to manufacture for us and we were unable to locate a suitable alternative manufacturer, our manufacturing costs could increase.

Because we outsource the manufacturing of our products, the cost, quality, and availability of third-party manufacturing operations is essential to the successful production and sale of our products. Our reliance on third-party manufacturers exposes us to a number of risks which are outside our control, including:

•	unexpected increases in manufacturing costs;

•	interruptions in shipments if a third-party manufacturer is unable to complete production in a timely manner;

•	inability to control quality of finished products;

•	inability to control delivery schedules;

•	inability to control production levels and to meet minimum volume commitments to our customers;

•	inability to control manufacturing yield;

•	inability to maintain adequate manufacturing capacity; and

•	inability to secure adequate volumes of acceptable components at suitable prices or in a timely manner.

Although we promote ethical business practices and our operations personnel periodically visit and monitor the operations of our manufacturers, we do not control the manufacturers or their labor and other legal compliance practices. If our current manufacturers, or any other third-party manufacturer which we may use in the future, violate U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import, or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact on our operating results.

We depend on third party suppliers and licensors, some of which are sole source, for technology and components used in our products. Our production and business would be seriously harmed if these suppliers or licensors are not able to meet our demand and alternative sources are not available, or if the costs of components rise.

We are dependent on third party suppliers for various components used in our current products. Some of the components that we procure from third party suppliers include semiconductors such as memory chips, microprocessors and communication chips displays, MEMS devices, and batteries. The availability of high-quality components at reasonable cost is essential to the successful production and sale of our products. Some components we use are from sole source suppliers.

We have and may continue to experience shortages of certain components as well as delays in procuring certain components. In addition, a shortage in supply of components may result in an increase of the costs of procuring these components. If suppliers are unable to meet our demand for components on a timely basis or if we are unable to obtain components from an alternative source, or if the price of alternative components is prohibitive, our ability to maintain timely and cost-effective production of our products would be seriously harmed.

Our products are also dependent on certain licensed technology and content. If we are unable to continue sourcing such technology and content from our licensors and are unable to obtain an alternative source, or if our relationships with our licensors change detrimentally, our ability to provide certain features in our products would be seriously harmed.

We may be unable to adequately control the costs or maintain adequate supply of components and raw materials associated with our operations.

From time to time, we may experience increases in the cost or a sustained interruption in the supply or shortage of components or raw materials associated with our operations, including with respect to semiconductor components incorporated into our products. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our products. The prices for and availability of these raw materials fluctuate depending on factors beyond our control. For example, our business depends on the continued supply of semiconductor chips. A global semiconductor supply shortage is having wide-ranging effects across the technology industry and may negatively impact the supply of semiconductors needed for our testing and production timeline.

Any reduced availability of these raw materials or substantial increases in the prices for such materials may increase the cost of our components and consequently, the cost of our products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which in turn could have a material adverse impact on our financial condition, results of operations, and cash flows.

We continue to work closely with suppliers and customers to minimize the potential adverse impact of the semiconductor supply shortage and monitor the availability of semiconductor chips and other component parts and raw materials. However, if we are not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations, and cash flows.

Our ability to maintain a sufficient supply of components and raw materials for our products or to adequately control the costs thereof have been, and may be, negatively impacted by global supply chain constraints, which in turn may be impacted by geopolitical or other factors beyond our control.

The manufacture of our products incorporate various components and raw materials, such as semiconductors, and our ability to maintain a sufficient supply of such components has been, and may continue to be, impacted by global supply chain issues. Further, the availability of such components and raw materials at reasonable cost, which is essential to the successful production and sale of our products, is subject to factors beyond our control, such as geopolitical unrest, global health crises, and global economic conditions, among others. For example, Russia’s invasion of Ukraine has resulted in sanctions levied by the United States and other countries against Russia, higher energy prices, and higher prices for certain raw materials and goods and services, which in turn is contributing to higher inflation in the United States and globally, and has caused significant disruption to financial markets. While we do not currently believe our business has been significantly impacted by the Ukraine crisis, we may potentially be indirectly adversely impacted by any significant disruption to the global economy as a result of the ongoing crisis or the escalation thereof. For example, the conflict between Ukraine and Russia could adversely impact and exacerbate global supply chain constraints and disrupt our operations or negatively impact the demand for our products in our primary end markets. Any such disruption could result in an adverse impact to our financial results. Further, military, social, and political instability in a number of countries around the world, including continued hostilities and civil unrest in Ukraine and the Middle East, may have a negative effect on our business, financial condition, and operations as a result of the impact on our customers, the global supply chain, the volatility in the prices of components, the global economy, and the financial markets.

Further, as our products incorporate semiconductor components, our manufacturing processes are subject to risks and trends within the semiconductor industry generally, including wafer foundry manufacturing capacity, wafer prices, and production yields, as well as timely delivery of semiconductors from foundries to our manufacturing partners and regulatory and geopolitical developments in various jurisdictions, including Russia, Ukraine, and Asia. If the cost of raw materials increases, or our manufacturing partners experience difficulties in obtaining sufficient components of sufficient quality for incorporation in our products, it could impact our ability to deliver products to our customers in a timely manner and adversely impact our business, financial condition, and results of operations, including our gross margins. For example, as Russia and Ukraine produce a significant portion of certain key raw materials used in semiconductor manufacturing, Russia’s invasion of Ukraine could exacerbate the ongoing semiconductor supply chain issues. Although we do not currently expect Russia’s invasion of Ukraine to materially impact us directly, we are unable at this time to predict the ultimate impact this conflict will have on our company, our supply chain, our customers, the global economy, or the financial markets. Further, future global pandemics similar to the COVID-19 pandemic may cause manufacturing and supply constraints that affect our products, and increased tensions between the United States and other countries, such as Russia and China, may negatively impact the supply of certain components incorporated in our products, which in turn could harm our business, financial condition, and results of operations.

Risks Related to Movella’s Intellectual Property and Technologies

Our intellectual property rights are important to our operations, and we could suffer loss if they are infringed upon by others. In addition, third parties may claim that the operation of our business infringes on their intellectual proprietary rights. These claims could be costly to defend, result in injunctions and significant damage awards and limit our ability to use key technologies in the future (or require us to implement workarounds), which may cause us to incur significant costs, prevent us from commercializing our products and services or otherwise have a material adverse effect on our business.

We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. To this end, we hold rights to a number of patents and registered trademarks and regularly file applications to attempt to protect our rights in new technology and trademarks. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent, and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition, and results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by unauthorized use.

The value of our products relies substantially on our technical innovation in fields in which there are many patent filings. Third parties may claim that we or our customers (some of whom are indemnified by us) are infringing their intellectual property rights. For example, individuals and groups may purchase intellectual property assets for the purpose of asserting claims of infringement and attempting to extract settlements from us or our customers. The number of these claims has increased in recent years and may continue to increase in the future. Litigation concerning patents or other intellectual property is costly and time consuming. We may seek licenses from such parties, but they could refuse to grant us a license or demand commercially unreasonable terms. Such infringement claims could also cause us to incur substantial liabilities and to suspend or permanently cease the use of critical technologies or processes or the production or sale of major products. Moreover, if we are sued for infringement, misappropriation, or other violations of a third party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our common stock may decline.

Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, financial condition, and results of operations.

We may become subject to significant product liability costs.

If our products malfunction or contain errors or defects, we could be subject to significant liability for personal injury and property damage and, under certain circumstances, could be subject to a judgment for punitive damages. We maintain insurance against accident-related risks involving our products. However, there can be no assurance that such insurance would be sufficient to cover the cost of damages to others or that such insurance will continue to be available at commercially reasonable rates. In addition, insurance coverage may not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs, which could result in lower margins. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover the award, this could have a material adverse impact on our business, financial condition, and results of operations.

Losses or unauthorized access to or releases of proprietary or confidential information, including personal information, could result in significant reputational, financial, legal, and operational consequences.

We may experience malicious attacks and other attempts to gain unauthorized access to our systems that seek to compromise the confidentiality, integrity, or availability of proprietary and confidential information. A breach of our security systems and procedures or those of others in our global supply chain could result in significant data losses or theft of our intellectual property, confidential and proprietary information, or that of our business partners, as well as our users’ or employees’ personal information, which could compromise our competitive position, reputation, business, financial condition, and results of operations. Also, if we fail to reasonably maintain the security of our intellectual property, confidential and proprietary information, or that of our business partners, or the personal information of our users or employees, we may be subject to private litigation, government investigations, regulatory proceedings, and enforcement actions, and such failure could cause us to incur potentially significant liability, damages, or remediation costs. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Some of our solutions integrate with third-party technologies and if our solutions become incompatible with these technologies, our solutions would lose functionality and our customer acquisition and retention could be adversely affected.

Some of our solutions integrate with third-party software and devices to allow our solutions to perform key functions. Errors, viruses or bugs may be present in third-party software that our customers use in conjunction with our solutions. Changes to third-party software that our customers use in conjunction with our solutions could also render our solutions inoperable. Customers may conclude that our software is the cause of these errors, bugs, or viruses and terminate their subscriptions. The inability to easily integrate with, or any defects in, any third-party software could result in increased costs, or in delays in software releases or updates to our products until such issues have been resolved, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and future prospects, and could damage our reputation.

Our software may contain undetected errors, defects, or other software problems, and if we fail to correct any defect or other software problems, we could lose customers or incur significant costs, which could result in damage to our reputation or harm to our operating results.

Although we warrant that our software will be free of defects for various periods of time, our software platforms and their underlying infrastructures are inherently complex and may contain material defects or errors. We must update our solutions quickly to keep pace with the rapidly changing market and the third-party software and devices with which our solutions integrate. We have from time to time found defects in our software and may discover additional defects in the future, particularly as we continue to migrate our product offerings to new platforms or use new devices in connection with our services and solutions. We may not be able to detect and correct defects or errors before customers begin to use our platforms or our applications. Consequently, our solutions could contain undetected errors or defects, especially when first introduced or when new versions are released or when new hardware or software is integrated into our solutions. We implement bug fixes and upgrades as part of our regular system maintenance, which may lead to system downtime. Even if we are able to implement the bug fixes and upgrades in a timely manner, any history of defects or inaccuracies in the performance of our software for our customers could result in damage to our reputation or harm to our operating results.

Our products may contain undetected security vulnerabilities, which could result in damage to our reputation, lost revenues, diverted development resources, increased warranty claims, and litigation.

Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competing products.

Some of our products rely on GNSS and our business is subject to risks from interruption of such services or changes in policies related to their operation.

Global Navigation Satellite Systems are satellite-based navigation and positioning system consisting of a constellation of orbiting satellites. The satellites and their ground control and monitoring stations are maintained and operated by the different governments and agencies. These satellites and their ground support systems are complex electronic systems subject to electronic and mechanical failures and possible sabotage. GNSS satellites have a limited lifespan and are subject to damage by the hostile space environment in which they operate. Operators of these systems continuously launch new satellites to replace retired and aged satellites.

Despite ongoing efforts to repair, maintain, and replace non-operational satellites, if a significant number of satellites were to become inoperable, there could be a substantial delay before they are replaced with new satellites. A reduction in the number of operating satellites may impair the current utility of GNSS and the growth of current and additional market opportunities. Furthermore, as GNSS satellites and ground control components are being modernized, software updates can cause problems. We depend on public access to open technical specifications in advance of GNSS updates.

If GNSS operators change policies affecting commercial access or cost, for example if user fees were imposed, it could have a material adverse effect on our business, financial condition, and results of operations.

We use certain software governed by open source licenses from time to time, which under certain circumstances could materially and adversely affect our business, financial condition, and results of operations.

From time we use, and our customers and vendors may use, software that is generally made available to the public by its authors and/or other third parties. Open source software is made available under licenses that impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of license we customarily use to protect our intellectual property. In the event that the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work if the license is terminated, which could adversely impact our business, financial condition, and results of operations.

While we take steps to monitor the use of all open source software in our products, processes and technology and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, processes or technology when we do not wish to do so, such use could inadvertently occur. Additionally, if a third-party software provider has incorporated certain types of open source software into software we license from such third party for our products, processes or technology, we could, under certain circumstances, be required to disclose the source code to our products, processes or technology. This could harm our intellectual property position and have a material adverse effect on our business, financial condition, and results of operations.

Further, although some open source vendors provide warranty and support agreements, it is common for such software to be available “as-is” with no warranty, indemnity or support. Although we monitor our use of such open source code to avoid subjecting our products to unintended conditions, such use, under certain circumstances, could materially and adversely affect our business, financial condition, and results of operations, including if we are required to take remedial action that may divert resources away from our development efforts.

Risks Related to Financial, Accounting and Tax Matters

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations.

We will need to raise additional funds in the future. Additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our solutions, take advantage of business opportunities, respond to competitive pressures, or repay or refinance our existing debt obligations, which could negatively impact our revenues and the competitiveness of our products and services.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

As previously disclosed in Pathfinder’s Annual Report on Form 10-K for the year ended December 31, 2021, Pathfinder identified a material weakness in its internal controls over financial reporting related to its classification of a portion of the Class A ordinary shares in permanent equity rather than temporary equity. In addition, the financial statements for the year ended December 31, 2022 included elsewhere in this Report contain a material weakness in Pathfinder’s internal controls over financial reporting related to the interpretation and accounting for extinguishment of a significant contingent obligation that was not effectively designed or maintained, which resulted in the restatement of Pathfinder’s interim financial statements for the quarter ended September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In response to Pathfinder’s material weaknesses, Pathfinder implemented a remediation plan, which included enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom we consult regarding complex accounting applications.

In addition, in connection with the audit of its consolidated financial statements, Legacy Movella and its independent registered public accounting firm had identified a material weakness in its internal controls as of December 31, 2021. The material weakness identified related to lack of effective management review controls due to insufficient finance staff levels with requisite technical expertise in complex transaction accounting matters, which resulted in errors in financial reporting and disclosures not being timely identified. Legacy Movella has begun, and will continue, to implement measures to remediate the material weakness. Remediation measures taken to address the material weakness by Legacy Movella have included the hiring of additional staff with requisite training and expertise and performing additional reviews, engaging third-party resources to supplement our internal staffing and expertise, implementing additional control processes, and performing an annual Standalone Selling Price study. However, the implementation of those measures may not fully remediate this material weakness in a timely manner. In the future, including in connection with the audit of Legacy Movella’s consolidated financial statements for the year ended December 31, 2022, we may determine that we have additional material weaknesses or signficant deficiencies, or our independent registered public accounting firm may disagree with our management’s assessment of the effectiveness of our internal controls.

If we fail to maintain the effectiveness of our internal controls or fail to comply in a timely manner with the requirements of the Sarbanes-Oxley Act, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, this could have a material adverse effect on our business. We could lose investor confidence in the accuracy, timeliness and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Our failure to maintain effective internal controls over financial reporting as a public company could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting.

The Sarbanes-Oxley Act requires, among other things, that public companies maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

Our current controls and any new controls that we develop may be inadequate because of changes in conditions in our business. Further, additional material weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could adversely affect our operating results or cause Movella to fail to meet its reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of Movella’s internal control over financial reporting that it is required to include in the periodic reports Movella will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Moreover, ineffective internal control over financial reporting could significantly hinder our ability to prevent fraud. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information.

Movella’s independent registered public accounting firm is not required to formally attest to the effectiveness of its internal control over financial reporting until after it is no longer an emerging growth company. At such time, Movella’s independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which Movella’s controls are documented, designed, implemented or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results.

If we fail to accurately report and present non-GAAP financial measures, together with our financial results determined in accordance with GAAP, investors may lose confidence and our stock price could decline.

In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Report and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. We may in the future fail to accurately report non-GAAP financial measures we present, or elect not to report or adjust the calculation of certain non-GAAP financial measures we present. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock.

In preparing our consolidated financial statements, we make good faith estimates and judgments that may change or turn out to be erroneous, which could adversely affect our operating results for the periods in which we revise our estimates or judgments.

In preparing our consolidated financial statements in conformity with GAAP, we must make estimates and judgments in applying our most critical accounting policies. Those estimates and judgments have a significant impact on the results we report in our consolidated financial statements. The most difficult estimates and subjective judgments that we make relate to revenue recognition, inventories, stock-based compensation, useful lives of long-lived assets, annual goodwill impairment assessment, estimating fair value of non-marketable equity securities and income taxes. We base our estimates on historical experience, input from outside experts and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenues, and expenses that are not readily apparent from other sources. We also have other key accounting policies that are not as subjective, and therefore, their application would not require us to make estimates or judgments that are as difficult, but which nevertheless could significantly affect our financial reporting. Actual results may differ materially from these estimates. If these estimates, judgments, or their related assumptions change, our operating results for the periods in which we revise our estimates, judgments, or assumptions could be adversely and perhaps materially affected and may fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Changes to financial accounting standards may affect our results of operations and could cause us to change our business practices.

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the SEC, and various bodies formed to interpret and create accounting rules and regulations. Changes in accounting rules can have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our financial results or the way we conduct our business. The issuance of new accounting standards or future interpretations of existing accounting standards, or resulting changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our business, financial condition, and results of operations.

If our long-lived assets, goodwill and acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows, or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisition strategy, we may have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business, could indicate that goodwill and intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill and intangible assets be determined resulting in an adverse impact on our results of operations.

New or future changes to U.S. and non-U.S. tax laws could materially and adversely affect us.

New or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax regulations enacted but not in effect, tax policy initiatives, and reforms under consideration in the United States or related to the Organisation for Economic Co-operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS, Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy, and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation, including those related to BEPS Project, which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. In addition, we are unable to predict what future tax reform may be proposed or enacted or what effect such changes would have on our business, but any changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our business, financial condition, and results of operations.

Tax regulatory authorities may disagree with our positions and conclusions regarding certain tax positions resulting in unanticipated costs or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken. For example, the Internal Revenue Service, or IRS, or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property in connection with our intercompany research and development cost sharing arrangement and legal structure. A tax authority may take the position that material income tax liabilities, interest, and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could be materially adverse to us and affect our anticipated effective tax rate or operating income, and we could be required to pay substantial penalties and interest where applicable.

Risks Related to Regulatory Matters

We could be adversely affected by violations of applicable anti-corruption laws or anti-bribery laws, or violations of our internal policies designed to ensure ethical business practices.

We operate in a number of countries throughout the world. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. In addition, we operate in certain countries in which the government may take an ownership stake in an enterprise and such government ownership may not be readily apparent, thereby increasing the risk of potential FCPA violations. Any violation of the FCPA or any similar anti-corruption law or regulation could result in substantial fines, sanctions, civil penalties, criminal penalties, and curtailment of operations in certain jurisdictions and might adversely affect our business, financial condition, and results of operations. In addition, we have internal ethics policies that we require our employees to comply with in order to ensure that our business is conducted in a manner that our management deems appropriate. If these anti-corruption laws or internal policies were to be violated, our reputation and operations could be substantially harmed.

We are subject to and impacted by government regulation and policies, including U.S. or foreign trade policy, tariff, import, export, and economic sanctions laws and regulations, that may expose us to liability and increase our costs. Failure to comply with these laws and regulations or changes in such laws, regulations, or policies, may have a material adverse effect on our business, financial condition, and results of operations.

Our products and technology are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our products and technology, and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception, or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our products to, or prohibitions or restrictions from engaging in transactions with, certain countries, regions, governments, persons, and entities, including those that are embargoed or sanctioned. In addition, various countries regulate the importation of certain products, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, and importation of our products and technology and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our products and technology. Complying with export control and sanctions laws may be time-consuming and may result in the delay or loss of sales opportunities. In addition, the economic sanctions and related laws of different jurisdictions in which we conduct business may conflict with one another, such that compliance with all applicable laws may be difficult. Although we take precautions to prevent our products and technology from being provided in violation of such laws, our products and technology may have previously been, and could in the future be, provided inadvertently in violation of such laws, despite the precautions we take. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions, may adversely impact our operations, delay the introduction and sale of our products in international markets, or, in some cases, prevent the export or import of our products and technology to certain countries, regions, governments, persons, or entities altogether, which could adversely affect our business, financial condition, and results of operations.

In addition, changes in U.S. or international tax, social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories or countries where we currently or may sell our products or conduct our business have and could in the future adversely affect our business. For example, although we do not currently expect Russia’s invasion of Ukraine or the related current or future export and other business sanctions on Russia to materially impact us directly due to our limited sales to Russia, we are unable at this time to predict the ultimate impact this conflict will have on our company, the global economy or the stock markets. The prior U.S. presidential administration instituted or proposed changes in trade policies that included the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. Any new tariffs and other changes in U.S. trade policy could trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. The prior U.S. presidential administration also focused on policy reforms that discouraged corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through tariffs or penalties on goods manufactured outside the United States, which required us to change the way we conduct business. The current U.S. presidential administration has continued certain import tariffs and export restrictions against certain foreign manufacturers initiated by the prior administration.

Trends and uncertainties related to U.S. trade policy, tariff, and import or export regulations may have a material adverse effect on our business, financial condition, and results of operations. In addition, political changes and trends such as populism, protectionism, economic nationalism, and sentiment toward multinational companies and resulting changes to trade, tax or other laws and policies may be disruptive to our businesses. These changes in U.S. and foreign laws and policies have the potential to adversely impact the U.S. economy or certain sectors thereof, our industry, and the global demand for our products, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Our business is currently, and may in the future become, subject to a variety of United States and international laws, regulations, and other legal obligations regarding data and privacy protection and the failure to comply with such laws, regulations and other legal obligations could materially and adversely affect our business, financial condition, and results of operations.

We collect, store, process, and use personal information and other user data. For example, some of our products include the collection and use of users’ information, which may include names, addresses, phone numbers, email addresses, payment account information, height, weight, age, gender, heart rates, sleeping patterns, location-based services, and activity patterns. In addition, some of our products interface with other suppliers’ products that collect, store, process or use a customer’s user data. While we take measures to protect the security of, and prevent unauthorized access to, personal and proprietary information, the security controls for our systems, as well as other security practices we follow, may not prevent unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of our data or the data of others (including personally identifiable information and proprietary information). Any actual or perceived security incident could harm our business and operating results and could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could negatively impact our business, financial condition, and results of operations.

As described below, we are required to comply with numerous data privacy and security requirements that are subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we operate. We are, and may in the future become, subject to a variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data in the different jurisdictions in which we operate. Data privacy laws and regulations, including the regulations promulgated by the U.S. Department of Health & Human Services, under the provisions of the Health Insurance Portability and Accountability Act of 1996 relating to Administrative Simplification and the provisions of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act relating to the privacy and security of health information (collectively, “HIPAA”), the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act of 2020 (“CPRA”), the GDPR and its equivalent in the United Kingdom, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties and reputational damage.

We are a “Business Associate” as defined under HIPAA, and the U.S. Department of Health and Human Services Office of Civil Rights, or OCR, may impose penalties on a Business Associate for a failure to comply with applicable requirements of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the Business Associate knew or should have known of the failure to comply, or whether the Business Associate’s failure to comply was due to willful neglect. Currently, these penalties include civil monetary penalties for violations. However, a single breach incident can result in violations of multiple requirements, resulting in possible penalties in excess of preset annual limits. Further, a person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and imprisonment up to one year. The criminal penalties increase to $100,000 and up to five years’ imprisonment if the wrongful conduct involves false pretenses, and to $250,000 and up to 10 years’ imprisonment if the wrongful conduct involves the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. The U.S. Department of Justice, or the DOJ, is responsible for criminal prosecutions under HIPAA. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information. Furthermore, in the event of a breach as defined by HIPAA, the Business Associate may have to comply with specific reporting requirements under HIPAA regulations. Please see “Business—Healthcare laws and regulations” for more about how HIPAA and HITECH may affect our business.

Numerous other federal and state laws may apply that restrict the use and protect the privacy and security of personally identifiable information, as well as employee personal information. These include state medical privacy laws, state social security number protection laws and federal and state consumer protection laws. These various laws in many cases are not preempted by HIPAA and may be subject to varying interpretations by the courts and government agencies, creating complex compliance issues for us and our partners and potentially exposing us to additional expense, adverse publicity and liability, any of which could adversely affect our business. Federal and state consumer protection laws are increasingly being applied by the United States Federal Trade Commission, or FTC, and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Under the HITECH Act, as a Business Associate we may also be liable for privacy and security breaches and failures of our subcontractors. Even though we provide for appropriate protections through our agreements with our subcontractors, we still have limited control over their actions and practices. A breach of privacy or security of individually identifiable health information by a subcontractor may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Our failure to comply may result in criminal and civil liability because the potential for enforcement action against Business Associates is now greater. Enforcement actions against us could be costly and could interrupt regular operations, which may adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.

There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, including the CCPA, which requires, among other things, that covered companies provide disclosures to California consumers and affords such consumers with certain rights, including the ability to opt out of certain sales of their personal information. The CCPA prohibits discrimination against individuals who exercise their privacy rights and provides for civil penalties for violations, as well as a private right of action for certain data breaches. Additionally, the CPRA, which will become effective in most material respects starting on January 1, 2023, further expands the CCPA with additional compliance requirements that may impact our business and establishes a regulatory agency dedicated to enforcing the CCPA and CPRA. Aspects of the interpretation and enforcement of the CCPA and CPRA remain uncertain and will impose additional compliance requirements that may impact our business. In addition, we may be subject to other new data privacy laws, such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act in the United States as well as the European Union Regulation on Privacy and Electronic Communications (or ePrivacy Regulation). Further, in the United States, emerging state data privacy laws may encourage other states and the federal government to pass comparable legislation, introducing the possibility of greater penalties and more rigorous compliance requirements.

The GDPR regulates the collection, control, sharing, disclosure, use, and other processing of data that can directly or indirectly identify a living individual that is located in the European Union and imposes stringent data protection requirements with significant penalties and the risk of civil litigation, for noncompliance. Through international treaties, the GDPR has also been implemented in the other countries of the European Economic Area (“EEA”), which currently includes the countries of the European Union as well as Iceland, Liechtenstein, and Norway. Failure to comply with the GDPR may result in fines of up to 20 million euros or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages, injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal data. The GDPR regulates cross-border transfers of personal data to countries outside of the EEA also in respect of which the European Commission or other relevant regulatory body has not issued a so called ‘adequacy decision’, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Recent legal developments in Europe have created complexity and uncertainty regarding such transfers, in particular in relation to transfers to the United States. Further, any subsequent adequacy decision for the United States is still at risk of challenge which may create further disruptions in relation to data transfers. Complying with regularly shifting requirements could result in increased compliance costs. Moreover, following the UK’s exit from the European Union, the GDPR was transposed into UK law (“UK GDPR”) as supplemented by the UK Data Protection Act 2018, which currently imposes the same obligations as the GDPR in most material respects and provides for fines of up 17.5 million British pounds sterling or 4% of global turnover, whichever is greater, for non-compliance. We cannot predict how the UK GDPR and other UK data protection laws or regulations may develop, including as compared to the GDPR, nor can we predict the effects of divergent laws and related guidance. Additionally, the UK Government has launched a public consultation on proposed reforms to the data protection framework in the UK. This may lead to future divergence and variance between the two regimes.

In addition to government regulation, we are subject to self-regulatory standards and industry certifications that legally or contractually apply to us. These include the Payment Card Industry Data Security Standards, or PCI-DSS, and HITRUST certification. In the event we fail to comply with the PCI-DSS or HITRUST certification requirements, we could be in breach of our obligations under customer and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our clients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data on or by our offerings.

Compliance with U.S. and international data protection laws and regulations could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business. Any inability to adequately address data privacy or data protection, or other information security related concerns, even if unfounded, or to successfully negotiate privacy, data protection or information security related contractual terms with customers, or to comply with applicable laws, regulations and policies relating to privacy, data protection and information security, could result in additional cost and liability to us, harm our reputation and brand, and could negatively impact our business, financial condition, and results of operations. These risks are particularly relevant to us, given that we may process biometric data and also data concerning health. These so called “sensitive” or “special” categories of personal data are afforded more stringent protections under various global data privacy laws.

If our products become subject to regulation by the Food and Drug Administration (the “FDA”) or similar agencies in the future, achieving and maintaining compliance and approval under applicable regulations may be difficult to achieve.

As our products and services, including those for the health and sports market, are not intended to be used for medical purposes, including the diagnosis or treatment of injury or disease, we do not believe they fall within the FDA clearance requirements for medical devices. However, it is possible that in the future we may decide to pursue business opportunities in those markets and our products and services could then become subject to regulation by the FDA or other federal, state, and local agencies. In that event, we would intend to comply with such regulations, including FDA clearance requirements, to the extent they become applicable to us. Compliance with such regulations might impose additional costs on us, which could adversely affect our financial performance and results of operations.

We are subject to environmental, health, and safety laws, which could increase our costs, restrict our operations and require expenditures that could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to a variety of laws and regulations relating to the use, disposal, clean-up of and human exposure to hazardous materials. Compliance with environmental, health, and safety requirements could, among other things, require us to modify our manufacturing processes, restrict our ability to expand our facilities or require us to acquire pollution control equipment, all of which can be very costly. Any failure by us to comply with such requirements could result in the limitation or suspension of the manufacture of our products and could result in litigation against us and the payment of significant fines and damages by us in the event of a significant adverse judgment. In addition, complying with any cleanup or remediation obligations for which we are or become responsible could be costly and have a material adverse effect on our business, financial condition, and results of operations.

Changing requirements relating to the materials composition of the semiconductor products that we source for our products, including the restrictions on lead and certain other substances in electronic products sold in various countries, including the United States, the PRC, Japan, and in the European Union, increase the complexity and costs of our product design and procurement operations and may require us to re-engineer our products. Such re- engineering may result in excess inventory or other additional costs and could have a material adverse effect on our business, financial position, and results of operations. We may also experience claims from employees from time to time with regard to exposure to hazardous materials or other workplace related environmental claims.

Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.

There is an increasing focus on corporate social and environmental responsibility in our industry, and the industries that we rely upon for components of our products. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. An increasing number of investors are also requiring companies to disclose corporate social and environmental policies, practices, and metrics. Legal and regulatory requirements, as well as investor expectations, on corporate social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and our investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenues, business, financial condition, and results of operations.

In addition, as part of their corporate social and environmental responsibility programs, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo and certain other adjoining countries. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including those we rely upon for our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results. Since our supply chain is complex, we may face reputational challenges with our customers, shareholders, and other stakeholders if we are unable to sufficiently verify the origins for any conflict minerals used in the products that we sell.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of its products.

As a public company, we will become subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require it to determine, disclose, and report whether its products contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of its products and, if applicable, potential changes to products, processes, or sources of supply as a consequence of such verification activities. It is also possible that our reputation may be adversely affected if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to alter our products, processes, or sources of supply to avoid use of such materials.

Risks Related to Movella’s International Operations

Significant portions of our operations are located outside of the United States, which subjects us to additional risks, including increased complexity and costs of managing international operations and geopolitical instability.

We outsource the manufacture and assembly of many of our products to third parties that are primarily located in Europe and Asia. In addition, we conduct research and development and sales and marketing activities in North America, Europe and Asia. Economic weakness or constrained consumer and business spending internationally has resulted in periods of decreased revenues in the past, and could in the future result in decreased revenues, problems with our ability to manage inventory levels, and difficulty in collecting customer receivables. As a result of our international focus, we face numerous challenges and risks, including:

•	complexity and costs of managing international operations, including manufacturing, assembly, and testing of our products and associated costs;

•	geopolitical and economic instability and trade and military conflicts, such as the Russian invasion of Ukraine;

•	limited protection for, and vulnerability to theft of, our intellectual property rights, including our trade secrets;

•

compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations, including uncertainty surrounding the United Kingdom’s decision to exit the European Union;

•

trade and foreign exchange restrictions and higher tariffs, including the recent trade tensions between the United States and China that has resulted in higher tariffs on certain semiconductor products;

•	timing and availability of import and export licenses and other governmental approvals, permits, and licenses, including export classification requirements;

•	foreign currency fluctuations and exchange losses relating to our international operating activities;

•

restrictions imposed by the U.S. government or foreign governments on our ability to do business with certain companies or in certain countries as a result of international political conflicts and the complexity of complying with those restrictions;

•	transportation delays and other consequences of limited local infrastructure, and disruptions, such as large-scale outages or interruptions of service from utilities or telecommunications providers;

•	difficulties in staffing international operations;

•	changes in immigration policies or in any labor laws or regulations, which may impact our ability to hire personnel;

•	local business and cultural factors that differ from our normal standards and practices;

•	differing employment practices and labor relations;

•	heightened risk of terrorist acts;

•	regional health issues, travel restrictions, power outages, and natural disasters; and

•	work stoppages.

These risks could harm our international operations, delay new product releases, increase our operating costs, and hinder our ability to grow our operations and business and, consequently, our business, financial condition, and results of operations could suffer.

Uncertainties with respect to the legal system of the People’s Republic of China (the “PRC”) and tax regime, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws, and regulations in the PRC could adversely affect us.

While the majority of our operations, revenues, and assets are conducted or located outside of mainland China and Hong Kong, we are subject to certain legal and operational risks associated with having subsidiaries located in mainland China and Hong Kong. In the years ended December 31, 2022 and 2021, Legacy Movella derived 17% and 15% of its revenues from mainland China, respectively, and 2% and 0% of its revenues from Hong Kong, respectively. Although the majority of our operations are conducted outside of mainland China and Hong Kong, our operations in mainland China are governed by the PRC laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value. Since the PRC legal system continues to rapidly evolve, the interpretations of many laws and regulations are not always uniform and enforcement of these laws and regulations involves uncertainties. In addition, any new PRC laws or changes in PRC laws and regulations related to, among other things, its tax regime or foreign investment and manufacturing in the PRC could have a material adverse effect on our business, financial condition, results of operations, and our ability to operate our business in mainland China.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in mainland China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. These uncertainties may impede our ability to enforce contracts in the PRC and could materially and adversely affect our business, financial condition, and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights and any failure to quickly respond to changes in the regulatory environment in the PRC could adversely affect our business, financial condition, and results of operations, and impede our ability to continue our operations in mainland China and proceed with our future business plans in mainland China.

The PRC government may intervene or influence our operations through our China and Hong Kong subsidiaries at any time as the PRC government deems appropriate to further regulatory, political and societal goals, which may potentially result in a material adverse effect on our operations. We cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition, and results of operations. Further, currently under the Basic Law of the Hong Kong Special Administrative Region of the PRC, Hong Kong is self-governed by its own government under the PRC framework of “one country two systems” with a high degree of autonomy under its local constitution. We cannot assure you, however, that the PRC will maintain the “one country two systems” framework, and the PRC government may seek to further influence the business conduct of entities organized under the laws of Hong Kong, including our Hong Kong subsidiary. If the PRC government were to enact laws and regulations in the future that resulted in significant oversight or other restrictions on the conduct of the business of our Hong Kong subsidiary, it could materially and adversely affect our business, financial condition, and results of operations.

Current or future laws, regulations, or policies enacted by the PRC government could impact our ability to access cash and cash equivalents held through our subsidiaries in China and Hong Kong, or through the Qingdao JV.

As of December 31, 2021 and 2022, approximately 6% and 5% of Legacy Movella’s cash and cash equivalents, respectively, were held by our subsidiaries in China and Hong Kong and approximately 26% and 10% of Legacy Movella’s cash and cash equivalents, respectively, were held by our Qingdao JV. We have not relied, and do not expect to rely, on dividends or other distributions on equity from any of our subsidiaries for our cash requirements. Our ability to access cash and cash equivalents held through our subsidiaries in China and the Qingdao JV are subject to various regulations and policies as described below. Further, if the PRC government were to enact laws and regulations in the future that resulted in significant oversight or other restrictions on the conduct of the business of our Hong Kong subsidiary, including with respect to our ability to access cash and cash equivalents held by our Hong Kong subsidiary, our ability to access cash and cash equivalents held by our Hong Kong subsidiary could also be restricted, which could materially and adversely affect our business, financial condition, and results of operations. In addition, there are restrictions on the ability of our PRC subsidiaries (including, for purposes of this discussion, the Qingdao JV) to pay dividends under current PRC laws and regulations. In particular, our PRC subsidiaries may pay dividends only out of their respective accumulated after-tax profits after making up losses as determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiaries is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At their discretion, our PRC subsidiaries may allocate a portion of their after-tax profits based on PRC accounting standards to a discretionary common reserve. In addition, cash held at the Qingdao JV is considered restricted, as such cash may only be used in connection with the joint venture’s operations. Cash held at our China subsidiaries may be used for permitted purposes, such as payments to overseas vendors or for goods and services provided by other Movella subsidiaries, provided the required supporting documentation, such as import custom declarations or contracts for services, are in place. While we do not currently rely or expect to rely on our subsidiaries in China and Hong Kong or on the Qingdao JV for our cash requirements, we cannot predict if this may change in the future or the impact any new regulations or policies may have on our ability to access cash and cash equivalents in these entities.

Our PRC subsidiaries may hold limited amounts of cash in Renminbi, which is not freely convertible into other currencies. As a result, any restriction on currency exchange may limit the ability of our PRC subsidiaries to use Renminbi to pay dividends to us. In addition, the enterprise income tax law in the PRC and its implementation rules provide that a withholding tax rate of up to 10% will be applicable to dividends payable by Chinese companies to non-PRC-resident enterprises unless otherwise exempted or reduced according to treaties or arrangements between the PRC central government and governments of other countries or regions where the non-PRC resident enterprises are incorporated. Furthermore, if certain procedural requirements are satisfied, the payment of current account items, as defined in the relevant PRC laws and regulations, including profit distributions and trade and service related foreign exchange transactions, can be made in foreign currencies without prior approval from the PRC’s State Administration of Foreign Exchange or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or their authorized banks is required. The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. To the extent we desire to use funds from our PRC subsidiaries to fund our operations, the foreign exchange control system could prevent us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, and we may not be able to pay dividends in foreign currencies to our offshore intermediate holding companies or ultimate parent company, or to our stockholders or investors in our common stock. Further, we cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC or which may otherwise restrict our ability to access cash and cash equivalents held through our subsidiaries in Hong Kong or China or our Qingdao JV.

As a business that operates worldwide, we are subject to complex and changing global laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

Our global operations are subject to complex and changing laws and regulations, including those in the following areas: telecommunications, environmental, health and safety, labor and employment, antitrust, data privacy and security, consumer protection, product liability, anticorruption, import, export and trade, foreign exchange controls, anti–money laundering, and tax. Compliance with these laws and regulations is onerous and expensive, increasing the cost of conducting our global operations. We have implemented policies and procedures designed to ensure compliance with applicable global laws and regulations, but there can be no assurance that at all times we will be in compliance with all global regulations given their multitude, complexity, and ever-changing nature. If we are found to have violated laws and regulations, it could materially and adversely affect our business, reputation, financial condition, and results of operations.

Our financial condition and results of operations are subject to fluctuations in foreign currency translation.

The movement of foreign currencies relative to the U.S. Dollar affects the U.S. Dollar value of the Company’s foreign currency-denominated sales. The weakening of foreign currencies relative to the U.S. Dollar could have a significant impact on our revenues, gross margin, and profitability, or may cause the Company to raise international pricing, which could potentially reduce demand for our products. Conversely, a strengthening of certain foreign currencies relative to the U.S. Dollar could increase product costs and operating expenses denominated in those currencies, thus adversely affecting gross margins and profitability. We have not historically used financial instruments to hedge our foreign currency exchange rate risks.

We have experienced significant foreign currency gains and losses due to the strengthening and weakening of the U.S. Dollar relative to certain other currencies. The majority of our consolidated foreign currency gain or loss is typically driven by exchange rate impacts on the significant cash, receivables, and payables held in a currency other than the functional currency at a given legal entity. Such gain or loss will create variations in our earnings per share. However, because there is minimal cash impact caused by such exchange rate variations, management will continue to focus on our operating performance before the impact of foreign currency gains and losses.

Changes to trade regulations, including trade restrictions, sanctions, or tariffs, could significantly harm our results of operations.

Changes to trade regulations and other international disputes can result in tariffs, sanctions, and other measures that restrict international trade and can adversely affect our business. For example, tensions between the U.S. and China have led to a series of tariffs being imposed by the U.S. on imports from the PRC. Many other countries have considered or imposed similar measures. The imposition of additional governmental controls or regulations that create new or enhanced restrictions on free trade, trade sanctions, or tariffs, particularly those applicable to materials or goods from China, could have a substantial adverse effect on our business, financial condition, and results of operations.

Risks Related to Being a Public Company

The price of Common Stock and our warrants may fluctuate significantly and you could lose all or part of your investment as a result.

The trading prices of the Common Stock and our warrants are likely to be volatile. The stock market has recently experienced extreme volatility. This volatility has often been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed elsewhere in this “Risk Factors” section, as well as in the following factors:

•	our results of operations may vary from the expectations of securities analysts and investors;

•	our results of operations may vary from those of our competitors;

•	any changes in the industries in which we and our customers operate;

•	the impact of the COVID-19 pandemic and its effect on our business and financial conditions;

•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

•	declines in the market prices of stocks generally;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

•	any significant change in our management;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•

changes in general economic or market conditions or trends in our industry or markets, such as recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability, and acts of war or terrorism or other outbreaks of hostilities, such as the Russian invasion of Ukraine, or responses or reactions to these or similar events;

•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	future sales of Common Stock or other securities;

•	investor perceptions or the investment opportunity associated with our securities relative to other investment alternatives;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•	the development and sustainability of an active trading market for our securities;

•	actions by institutional or activist stockholders;

•	changes in accounting standards, policies, guidelines, interpretations or principles; and

•	other events or factors, including those resulting from natural disasters, climate change, pandemics, and similar events.

These broad market and industry fluctuations may adversely affect the market price of Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, we could be subjected to substantial costs, divert resources and the attention of our executive management from business, and harm our business, regardless of the outcome of such litigation.

We incur increased costs and are subject to additional regulations and requirements as a result of being a public company, which could have a material adverse effect on our business, financial condition, and results of operations, and make it more difficult to run our business or divert management’s attention from our business.

We are currently subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. As a public company, we are required to commit significant resources and management time and attention to the requirements of being a public company, which may cause us to incur significant legal, accounting and other expenses that Legacy Movella did not incur as a private company, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and Nasdaq, and compliance with these requirements place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems. In addition, we might not be successful in implementing these requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We intend to hire additional accounting and finance personnel with system implementation experience and expertise regarding compliance with the Sarbanes-Oxley Act. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause our stock price to decline and could harm our business, financial condition, and results of operations.

Your percentage ownership in us may be diluted by future issuances of capital stock, which could reduce your influence over matters on which stockholders vote.

Pursuant to our certificate of incorporation and bylaws, our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, or shares of our authorized but unissued preferred stock. Issuances of common stock or voting preferred stock would reduce your influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, would likely result in your interest in us being subject to the prior rights of holders of that preferred stock.

An active, liquid trading market for our common stock may not be sustained, which may adversely affect the value of our Common Stock.

Upon the Closing, our Common Stock commenced trading on Nasdaq under the symbol “MVLA.” An active trading market for our shares may not be developed or sustained, which in turn would likely have a material adverse effect on the value of our Common Stock. The market price of our Common Stock may decline below the initial public offering price, and you may not be able to sell your shares of our Common Stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

As we have no current plans to pay regular cash dividends on our Common Stock, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Common Stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors as that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Common Stock is solely dependent upon the appreciation of the price of our Common Stock on the open market, which may not occur.

Movella qualifies as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies” it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Movella qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in Movella’s periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, Movella’s stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find Movella’s securities less attractive because it will rely on these exemptions. If some investors find Movella’s securities less attractive as a result of Movella’s reliance on these exemptions, the trading prices of Movella’s securities may be lower than they otherwise would be, there may be a less active trading market for Movella’s securities and the trading prices of Movella’s securities may be more volatile.

Movella will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of the Common Stock held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Pathfinder ordinary shares in the IPO. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as Movella is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, Movella may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of Movella’s financial statements with the financial statements of other companies who comply with public company adoption dates difficult or impossible because of the potential differences in accounting standards used. Investors may find the Common Stock less attractive because it will rely on these exemptions, which may result in a less active trading market for the Common Stock and its price may be more volatile.

Additionally, Movella qualifies as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. Movella will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of its common stock held by non-affiliates exceeds $250 million as of the prior June 30 or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of its common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

Our management team has limited experience managing a public company.

Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendation regarding our Common Stock or if our results of operations do not meet their expectations, including projections in those reports that differ from our actual results, our share price and trading volume could decline.

The trading market for our Common Stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on Movella. If no securities or industry analysts commence coverage of Movella, the trading price of our Common Stock would likely be negatively impacted. In the event securities or industry analysts initiated coverage, and one or more of these analysts cease coverage of Movella or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our Common Stock could decline. Securities research analysts may establish and publish their own periodic projections for Movella. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold in the market in the near future. This could cause the market price of our Common Stock to drop significantly.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. We intend to file one or more registration statements to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Ownership of our common stock is concentrated, and as a result, certain stockholders may exercise significant influence over us.

Our directors, officers and holders of over 5% of our Common Stock own approximately 59% of our outstanding Common Stock as of the Closing Date. As a result, these holders have the ability to significantly influence the outcome of any matter submitted for the vote of holders of our common stock.

The concentration of voting power could exert substantial influence over our business. For example, the concentration of voting power could delay, defer or prevent a change of control, entrench our management and the board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other security holders may desire. In addition, conflicts of interest could arise in the future between us on the one hand, and either or both of the Investors on the other hand, concerning potential competitive business activities, business opportunities, capital financing, the issuance of additional securities, and other matters.

Movella’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause Movella to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and board of directors’ attention and resources from Movella’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to Movella’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, Movella may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

General Risks

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends significantly on the continued contribution of our key executive, engineering, sales, marketing, manufacturing, and administrative personnel. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Recruiting and retaining the skilled personnel we require to maintain and grow our market position has been and is expected to continue to be difficult. The overall shortage in qualified workforce personnel has, and in the future may continue, to increase our compensation costs in order for us to retain such personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may adversely affect our ability to recruit and retain highly skilled employees. Further, changes in immigration policies may negatively impact our ability to attract and retain personnel, including personnel with specialized technical expertise. If we fail to attract new personnel or fail to retain or motivate our current personnel, our business and future growth prospects could be adversely affected.

We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not have key person life insurance on any of our key executive officers and do not currently intend to obtain such insurance. The loss of the services of any of our senior level management, or other key employees, could harm our business.

Our business and reputation may be impacted by information technology system failures, delays and network disruptions.

We regularly evaluate our systems and make changes to improve them as necessary. Consequently, we periodically implement new, or upgrade or enhance existing, operational, and information technology systems, procedures, and controls. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures, or controls, could harm our ability to record and report financial, management, or operational information on a timely and accurate basis.

In addition, we and our global supply chain have experienced and are expected to continue to be exposed to information technology system failures and network disruptions including those caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, and ransomware or other cybersecurity incidents.

We have technology and processes in place designed to detect and respond to such failures and disruptions. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, and the nature of other potential incidents changes frequently and may be difficult to detect for long periods of time, our detection and response measures may be ineffective or inadequate. Furthermore, even with appropriate training conducted in support of such measures, human errors, and omissions may still occur resulting in system failures and/or disruptions to our information technology infrastructure. Therefore, our business continuity and disaster recovery planning, or those of others in our global supply chain, may not be able to sufficiently mitigate all threats.

Such failures or disruptions can materially and adversely affect our reputation, business, financial condition, and results of operations through, among other things, a disruption of internal operations, including order processing, invoicing, and manufacturing and distribution of products, and a loss of functionality of critical systems and online services. Actual or anticipated attacks and risks have caused, and are expected to continue to cause, us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to conduct additional employee training, and to engage third party security experts and consultants. Although we maintain cyber insurance coverage that, subject to policy terms and conditions and significant self-insured retentions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. For example, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and an increase in the cost of land, air, and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slowdown or other transportation disruption could significantly disrupt our business. Additionally, our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially and adversely affected and result in delayed or lost revenues as well as customer imposed penalties. In addition, if increases in fuel prices continue to occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. To the extent we must rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

Our business is subject to the risks of natural catastrophic events, including those caused by climate change, and to interruption by man-made problems such as power disruptions.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, financial condition, and results of operations. Natural disasters could affect our personnel, supply chain, or logistics providers’ ability to provide materials and perform services. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our infrastructure, or the information technology systems, supply chain, or logistics of our service providers, are hindered by any of the events discussed above, the results could be missed financial targets, such as revenues, for a particular quarter. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions.

We face risks related to recession, inflation, weak global growth, and other economic conditions.

Customer demand for our products may be impacted by weak economic conditions, inflation, weak global growth, recession, equity market volatility, or other negative economic factors in the United States or other nations. For example, under these conditions, our distributors, resellers, and end customers may delay purchasing decisions or reduce their purchases of our products. Further, in the event of a recession our manufacturing partners, suppliers, distributors, resellers, and other third-party partners may suffer their own financial and economic challenges and as a result they may demand pricing accommodations, delay payment, or become insolvent, which could harm our ability to meet our customer demands or collect revenues or otherwise could harm our business, financial condition, and results of operations. Similarly, disruptions in financial and credit markets may impact our ability to manage normal commercial relationships with our customers, suppliers, and lenders and might cause us to not be able to access sources of liquidity, and our borrowing costs could increase. If general macroeconomic conditions deteriorate, our business, financial condition, and results of operations could be materially and adversely affected.

In addition, we are also subject to risk from inflation and increasing market prices of certain components, supplies, and commodity raw materials, which are incorporated into our products or used by our suppliers to manufacture our products. These components, supplies, and commodities may from time to time become restricted, or general market factors and conditions may affect pricing of such components, supplies and commodities, such as inflation or supply chain constraints.

Litigation and other legal proceedings may adversely affect our business, financial condition, and results of operations.

From time to time we may become involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action litigation, and other legal proceedings or investigations, including those related to our acquired businesses, which could have an adverse impact on our business, financial condition, and results of operations, and divert the attention of our management from the operation of our business. For example, in February 2020, TAS filed a lawsuit in the California State Court in Los Angeles against our wholly-owned subsidiary, Movella Technologies N.A. Inc. (formerly Xsens North America, Inc.), alleging tort and contract-based causes of action arising from TAS purchases of allegedly defective Xsens North America IMUs. TAS never deployed IMUs in its military aircraft. In response, Xsens North America removed the case to the California Federal District Court in Los Angeles based upon the party’s diversity of citizenship. Xsens North America filed a motion to dismiss each of TAS’ alleged non-contract-based claims and its prayers for damages in excess of the approximately $40,000 TAS paid for the IMUs. The motion to dismiss alleged non-contract-based claims was granted on September 3, 2020. On December 22, 2022, the parties entered into a settlement agreement including mutual releases and the lawsuit was dismissed. We agreed to pay a settlement amount of $0.3 million which has been accrued on the December 31, 2022 consolidated balance sheet of Legacy Movella. Although Movella does not believe that any currently known legal matters will have a material impact to its financial statements, there can be no assurance regarding the ultimate outcome of any litigation matter.

Litigation and similar proceedings are inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse effect on our business, financial condition, and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

Climate change may have an adverse impact on our business.

Risks related to rapid climate change may have an increasingly adverse impact on our business and those of many of our customers, suppliers, or the foundries utilized by our suppliers to source the semiconductor components for incorporation into our products, including over the longer term. Any of our primary locations and the locations of our customers, suppliers, or foundries utilized by our suppliers may be vulnerable to the adverse effects of climate change. Furthermore, it is more difficult to mitigate the impact of these events on our employees while they work from home as a result of the COVID-19 pandemic. Changing market dynamics, global policy developments, and the increasing frequency and impact of extreme weather events on critical infrastructure in the U.S. and elsewhere have the potential to disrupt our business and the business of our customers, suppliers, or foundries utilized by our suppliers, and may cause us to experience higher attrition, losses and additional costs to maintain our operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers, suppliers, or foundries utilized by our suppliers, and impact the communities in which we operate. Overall, climate change, its effects, and the resulting, unknown impact could have a material adverse effect on our business, financial condition, and results of operations.

COVID-19 and any future widespread public health crisis could negatively affect various aspects of our business, make it more difficult for us to meet our obligations to our customers, and result in reduced demand for our products and services.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the

COVID-19 pandemic, have had, and will likely continue to have, significant impacts on our business. In an effort to halt the outbreak of COVID-19, a number of countries, including the United States, placed significant restrictions on travel, many businesses announced extended closures, and many businesses and governmental agencies have allowed employees to work remotely, which in some cases may reduce the effectiveness of those employees. These travel restrictions and business closures have impacted and may in the future adversely affect our operations locally and worldwide, including our ability to obtain regulatory approvals and to manufacture, market, sell or distribute our products, which could materially and adversely affect our business. We cannot predict the impact that remote work will have on our culture and our employee retention.

On May 5, 2020, Legacy Movella received loan proceeds in the amount of $0.6 million under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable as long as the borrower uses the loan proceeds for certain eligible purposes. On September 22, 2021, the outstanding principal balance and related accrued interest were forgiven by the lender and the Small Business Administration (“SBA”). Although Legacy Movella believed it was eligible to participate in PPP, calculated the loan amount correctly, spent loan proceeds on allowable uses, and are entitled to loan forgiveness, it is possible that the SBA could subsequently audit the forgiven loans.

Many of our customers and suppliers worldwide were affected by COVID-19 and temporarily closed their facilities, which impacted the speed of our customer engagement and research and development. The impact of COVID-19 on our operational and financial performance will depend on various future developments, including the duration and spread of the outbreak and impact on regulatory agencies, customers, suppliers and employees, all of which remain uncertain at this time. Potential future health emergencies may present risks and impacts similar to the ongoing COVID-19 pandemic. If we are unable to manage these risks and uncertainties, our business, financial condition, and results of operations could be materially impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at Suite 110, 3535 Executive Terminal Drive, Henderson, NV 89052. We have sales, marketing, and administrative offices in Los Angeles and San Jose, California, an engineering facility in Taipei, Taiwan, and sales and engineering offices in Shanghai, China and Bangalore, India. Our largest facilities are in Halifax, Nova Scotia, Canada, consisting of approximately 9,200 square feet housing sales and engineering teams, and Enschede, The Netherlands, consisting of approximately 42,000 square feet for research and development, engineering, sales and marketing, operations, and administrative teams.

We believe that our existing facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we continue to add employees and grow our business. We believe that new spaces will be available at reasonable terms in the future in order to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material litigation and no material litigation is currently threatened against us which, in the opinion of our management, is likely to materially and adversely affect our business, financial condition, or results of operations. From time to time we may become involved in legal proceedings incident to our business or related to those of the businesses we acquire, including relating to intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action litigation, and other legal proceedings or investigations, which could have an adverse impact on our business, financial condition, and results of operations, and divert the attention of our management from the operation of our business. For example, in February 2020, TAS filed a lawsuit in the California State Court in Los Angeles against our wholly-owned subsidiary, Movella Technologies N.A. Inc. (formerly Xsens North America, Inc.), alleging tort and contract-based causes of action arising from TAS purchases of allegedly defective Xsens North America iIMUs. TAS never deployed IMUs in its military aircraft. In response, Xsens North America removed the case to the California Federal District in Los Angeles based upon the party’s diversity of citizenship. Xsens North America filed a motion to dismiss each of TAS’ alleged non-contract-based claims and its prayers for damages in excess of the approximately $40,000 TAS paid for the IMUs. The motion to dismiss alleged non-contract-based claims was granted on September 3, 2020. On December 22, 2022, the parties entered into a settlement agreement including mutual releases and the lawsuit was dismissed. We agreed to pay a settlement amount of $0.3 million which has been accrued on the December 31, 2022 consolidated balance sheet of Legacy Movella. Although Movella does not believe that any currently known legal matters will have a material impact to its financial statements, there can be no assurance regarding the ultimate outcome of any litigation matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pathfinder’s Class A common stock, public warrants and units (consisting of one share of Class A common stock and one-fourth of one public warrant) were historically listed on the Nasdaq Capital Market under the symbols “PFDR,” “PFDRW,” and “PFDRU,” respectively. On February 10, 2023, the units automatically separated into the component securities and, as a result, no longer trade as a separate security. On February 13, 2023, the Common Stock and public warrants began trading on the Nasdaq Global Market and Nasdaq Capital Market, respectively, under the new trading symbols “MVLA” and “MVLAW,” respectively.

As of the Closing Date and following the completion of the Business Combination, the Company had 50,877,511 shares of Common Stock issued and outstanding held of record by approximately 154 holders, and 10,750,000 warrants outstanding held of record by approximately two holders.

As a result of the Business Combination, all of Pathfinder’s Class A common stock and Class B common stock automatically converted into shares of Common Stock on a one-for-one basis. Pathfinder’s public warrants and private placement warrants became warrants to purchase Common Stock.

On March 20, 2023, there were 42 holders of record of our Common Stock and two holders of record of our public warrants. We believe a substantially greater number of beneficial owners hold shares of Common Stock or public warrants through brokers, banks or other nominees.

Dividends

Movella has not paid dividends on its Common Stock to date and does not intend to pay cash dividends. The payment of cash dividends in the future will be dependent upon revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of Movella’s board of directors (the “Board”). It is the present intention of the Board to retain all earnings, if any, for use in Movella’s business operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, Pathfinder did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, Pathfinder’s stockholders approved the Movella Holdings Inc. 2022 Stock Incentive Plan and Movella Holdings Inc. 2022 Employee Stock Purchase Plan, which became effective immediately upon the Closing.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

None other than as previously reported.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None other than as previously reported.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, references in this Item to (1) “Movella” refer to Movella Holdings Inc., a Delaware corporation, and its consolidated subsidiaries, following the Business Combination; (2) the “Company,” “Pathfinder,” “we,” “us” and “our” refers to Pathfinder Acquisition Corporation prior to the Business Combination; and (3) “Legacy Movella” refers to Movella Inc., a Delaware corporation, and its consolidated subsidiaries prior to the Business Combination. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

During the year ended December 31, 2022 and prior to the Business Combination, Pathfinder was a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. For more information on the Business Combination, see the section entitled “Explanatory Note” elsewhere in this Report.

Our sponsor is Pathfinder Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on February 16, 2021. On February 19, 2021, we consummated the Initial Public Offering of 32,500,000 Pathfinder Units, including 2,500,000 additional Pathfinder Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Pathfinder Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters had 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Pathfinder Units at the Initial Public Offering price to cover over-allotments, if any. On April 2, 2021, the over-allotment option on the remaining Pathfinder Units expired unexercised by the underwriters.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 4,250,000 private placement warrants to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per private placement warrant, generating gross proceeds to us of $8.5 million.

Upon the closing of the Initial Public Offering and the private placement, $325.0 million ($10.00 per Pathfinder Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which are invested only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Recent Developments

On the Closing Date, Movella consummated the previously announced Business Combination contemplated by that certain Business Combination Agreement, dated October 3, 2022, by and among Pathfinder, Merger Sub and Legacy Movella.

In connection with the Special Meeting and the Business Combination, holders of 28,961,090 of the 32,500,000 then-outstanding shares of Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $294.2 million.

As a result of the Business Combination, all of the Class A ordinary shares and Class B ordinary shares automatically converted into shares of Common Stock on a one-for-one basis. The public warrants and private placement warrants became warrants to purchase Common Stock.

Liquidity and Capital Resources

On February 19, 2021, we consummated the Initial Public Offering of 32,500,000 Units, including 2,500,000 Over-Allotment Units, at $10.00 per Pathfinder Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters have 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to 2,000,000 Pathfinder Units at the Initial Public Offering price to cover over-allotments. On April 2, 2021, the over-allotment option on the remaining Pathfinder Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were forfeited. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 12, 2022, the underwriter, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its right to the deferred underwriting commission due under the underwriting agreement consummated in connection with the Initial Public Offering.

As of December 31, 2022, we had approximately $77,000 in its operating bank accounts and a working capital deficit of approximately $8.1 million. Subsequent to December 31, 2022, we used such funds not held in the Trust Account for structuring, negotiating and consummating the Business Combination.

Prior to the Business Combination, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain of our expenses in exchange for the issuance of the founder shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note 5 to the financial statements included in Item 1 of this Report). We repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and the private placement, our needs were satisfied with the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor was permitted to provide us Working Capital Loans (as defined in Item 13 of this Report). As of December 31, 2022 and 2021, we had borrowed $1.0 million and $250,000 in loans under the Working Capital Note (as defined in Item 13 of this Report), respectively.

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering, searching for a business combination target company. As of December 31, 2022, we had neither engaged in any operations nor generated any revenues. We generated non-operating income in the form of interest income on cash and cash equivalents and on marketable securities held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and merger and acquisition expenses in connection with completing its initial business combination.

For the year ended December 31, 2022, we had net loss of approximately $0.2 million, which consisted of approximately $3.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $0.3 million of non-operating gain resulting from the settlement of deferred underwriting commissions and approximately $3.6 million of income from investments held in the Trust Account, offset by approximately $7.9 million in general and administrative expenses.

For the year ended December 31, 2021, we had net income of approximately $8.0 million, which consisted of approximately $10.0 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $28,000 of income from investments held in the Trust Account, offset by approximately $1.5 million in general and administrative expenses, and approximately $575,000 in offering costs associated with derivative warrant liabilities.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq Capital Market through the earlier of consummation of the initial business combination and the liquidation, we agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

We incurred $120,000 and $110,000 in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, we had accrued approximately $169,000 and $100,000 respectively, for services in connection with such agreement on the accompanying consolidated balance sheets in accounts payable.

Registration and Shareholder Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement entered into on the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial business combination. We were obligated to bear the expenses incurred in connection with the filing of any such registration statements.

Concurrently with the execution of the Business Combination Agreement, on October 3, 2022, Pathfinder, the Sponsor, Movella, FP Credit Partners, L.P. and certain other equityholders of Pathfinder entered into a shareholder rights agreement (the “Shareholder Rights Agreement”) to be effective upon the Closing pursuant to which, among other things, Pathfinder, the Sponsor, Movella, and certain other equityholders of Movella (who will own Common Stock upon the consummation of the Pre-Closing Recapitalization) (collectively, the “Investors”) have been granted certain customary registration rights. Pursuant to the Shareholder Rights Agreement, the Sponsor and the Legacy Pathfinder Holders (as defined in the Shareholder Rights Agreement) have agreed not to effect any sale or distribution of any equity securities of Movella held by any of them during the period commencing on the Closing Date and ending on the earlier of (a) the date that is three hundred and sixty five (365) days following the Closing Date and (b) (i) the first date on which the closing price of the Common Stock has been greater than or equal to $12.00 per share (as adjusted for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) measured using the daily closing price for any 20 trading days within a 30-trading day period commencing at least one hundred and fifty (150) days after the Closing Date or (ii) the date on which Movella completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Movella’s stockholders having the right to exchange their Common Stock for cash, securities or other property. Except for FP with respect to the FP Shares, each other Investor has agreed not to effect any sale or distribution of any equity securities of Movella held by any of them during the period commencing on the Closing Date and ending on the date that is six (6) months following the Closing Date.

Pursuant to the Shareholder Rights Agreement, we provided certain registration rights to FP with respect to the FP Shares and the 1.0 million Class A ordinary shares purchased under the Equity Grant Agreement (as defined below) (the “Equity Grant Shares”). Substantially concurrently with the Merger (and, for the avoidance of doubt, after the Domestication), the sale of the FP Shares and the grant of the Equity Grant Shares were consummated and the shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Pathfinder Unit, or $6.5 million in the aggregate, payable upon the closing of the Initial Public Offering. In addition, $0.35 per Pathfinder Unit, or approximately $11.4 million in the aggregate were to be payable to the underwriters for deferred underwriting commissions. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $6.3 million due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 12, 2022, the underwriter, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its right to the deferred underwriting commission due under the underwriting agreement consummated in connection with the Initial Public Offering.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as being our critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 6,500,000 public warrants issued in connection with the Initial Public Offering and the 4,250,000 private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expires. The initial fair value of the public warrants issued in connection with the Initial Public Offering and the fair value of the private placement warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the public warrants as of December 31, 2022 is based on observable listed prices for such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, we determined that the fair value of each private placement warrant is equivalent to that of each public warrant. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information required by this item is set forth under Item 4.01 of our Current Report on Form 8-K filed with the SEC on February 13, 2023, which information is incorporated herein by reference.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, Pathfinder’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of Pathfinder’s disclosure controls and procedures. Based upon their evaluation, Pathfinder’s Chief Executive Officer and Chief Financial Officer concluded that Pathfinder’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarter ended September 30, 2022.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there was no change in Pathfinder’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for extinguishment of a significant contingent obligation. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Executive Officers
Ben A. Lee	57	President, Chief Executive Officer, Director
Stephen Smith	64	Chief Financial Officer
Boele de Bie	61	Chief Operating Officer
Non-Employee Directors
Wen Hsieh	49	Director
Stuart Huizinga	60	Director
Brent Lang	54	Director
Patricia Ross	57	Director
David Chung	55	Director
Eric Salzman	55	Director

Executive Officers

Ben A. Lee. Mr. Lee serves as the Company’s President and Chief Executive and is a director of the Board since the Closing in February, 2023. He has served as President and Chief Executive of Legacy Movella, and as a director of the Legacy Movella Board, since January, 2013. Over the past 25 years, Mr. Lee has held senior management roles in the technology industry. Prior to Legacy Movella, he served as Senior Vice President of Worldwide Sales at Cypress Semiconductor Corporation. Prior to Cypress, he served as Vice President of Worldwide Sales at Trident Microsystems and Chief Operating Officer at Apexone Microelectronics. Mr. Lee has also served as Vice President Asia Pacific Sales at Altera Corporation, General Manager of China at National Semiconductor Corporation and Vice President of Worldwide Marketing at Chartered Semiconductor Manufacturing. Mr. Lee began his career as a System Integration Engineer at IBM’s Federal Systems Division in New York. He holds a BSEE from California Polytechnic State University, San Luis Obispo, and an MBA from Golden Gate University, San Francisco. We believe Mr. Lee is qualified to serve on the Board because of his extensive experience as an executive in the technology industry.

Stephen Smith. Mr. Smith serves as the Company’s Chief Financial Officer since the Closing in February, 2023. He has served as Chief Financial Officer of Legacy Movella since October 2021. Prior to joining Legacy Movella, Mr. Smith served as Executive Vice President and Chief Financial Officer of Inseego Corp. (Nasdaq: INSG), a developer and supplier of wireless broadband technology products and services, from August 2017 to December 2020. Prior to that, he served in executive roles in multiple SaaS, medical technology and technology device businesses, including serving as interim Chief Financial Officer of TetraVue Inc., a developer of high definition 4D LIDAR technology, from May, 2016 to August, 2017, and serving as Chief Financial Officer and Head of Operations for Micropower Technologies, a private equity-backed business engaged in the development and sale of platforms enabling extreme low-power wireless video surveillance systems, from 2012 to 2016. From 2005 to 2012, Mr. Smith ran his own consulting business and also served as President of XiTron Technologies, a development stage biotech firm that was sold to ImpediMed Ltd., a publicly-traded medical device company, in 2007. From 1999 to 2005, Mr. Smith served as Senior Vice President and Chief Financial Officer of Applied Micro Circuits Corporation, a publicly-traded semiconductor company that designs network and embedded power architecture, optical transport and storage solutions. Mr. Smith holds a Bachelor of Science degree in Accounting from Arizona State University.

Boele de Bie. Mr. de Bie serves as the Company’s Chief Operating Officer since the Closing in February, 2023. He has served as Chief Operating Officer of Legacy Movella since March, 2021. He was responsible for all operations of business units and product lines at Legacy Movella globally, and remains responsible for all operations of business units and product lines at Movella globally. Prior to March, 2021, Mr. de Bie served as General Manager of Xsens Holding B.V., a subsidiary of Legacy Movella, from January, 2018, and Integration Manager of Legacy Movella

from October, 2017. Over the past 25 years, Mr. de Bie has had held roles in general management, sales, and product management in international operating companies primarily in high-tech products and systems. Prior to joining Legacy Movella, Mr. de Bie held several roles as CEO of start-ups and growth companies within Philips Consumer Electronics in Asia, and in companies in The Netherlands, in emerging technology domains. Mr. de Bie holds an MS degree in Engineering from Delft University and an MBA from Indiana University, Kelley School of Management.

Non-Employee Directors

Wen Hsieh. Mr. Hsieh has served as a member of the Board since the Closing in February, 2023, and has served as a member of the Legacy Movella board since September, 2009. Mr. Hsieh serves as a Managing Member of Kleiner Perkins, a venture capital firm he joined in 2006. Mr. Hsieh currently serves on the boards of directors of numerous private companies and Desktop Metal, Inc. (NYSE: DM), a designer and seller of 3D printing systems, since April 2016, as well as Amprius Technologies, Inc. (NYSE: AMPX), a manufacturer of high-energy and high-power lithium-ion batteries. Mr. Hsieh holds a B.S., M.S. and Ph.D. from California Institute of Technology. We believe Mr. Hsieh is qualified to serve on the Board due to his extensive experience in identifying, investing in and building next-generation technologies and companies.

Stuart Huizinga. Mr. Huizinga has served as a member of the Board since the Closing in February, 2023, and has served as a member of the Legacy Movella board since November, 2021. He has been a member of the board of directors and audit committee chair of QuinStreet, Inc. (NASDAQ: QNST), a digital performance marketing company, since April, 2015. Mr. Huizinga currently serves as the Chief Financial Officer of Apollo Neuroscience, Inc., a wearable health technology company. From August 2018 to February 2020, Mr. Huizinga served as Chief Financial Officer of ACME Technologies, Inc., a cloud-based SaaS platform company. Huizinga served as Chief Financial Officer of Sun Basket, Inc., a healthy meal-kit subscription company, in 2017. From 2000 to 2016, Mr. Huizinga served as Senior Vice President and Chief Financial Officer at eHealth, Inc. (NASDAQ: EHTH), an online health insurance brokerage. From 1984 to 2000, Mr. Huizinga served at various positions, including Partner at Arthur Andersen LLP in the firm’s audit business unit, where he also served as a worldwide expert within the firm’s technology practice, primarily in the software and Internet sectors. He is a Certified Public Accountant (inactive) in the State of California. Mr. Huizinga holds a B.S. in Business Administration from San Jose State University. Mr. Huizinga possesses substantial expertise in public company reporting, auditing, and financial accounting. With over 16 years of executive leadership experience at a publicly-held Internet company, we believe Mr. Huizinga is qualified to serve on the Board due to his deep knowledge of the online marketing and e-commerce industry, which we believe is valuable to the Board’s oversight of Movella’s business, strategy, and operations.

Brent Lang. Mr. Lang has served as a member of the Board since the Closing in February, 2023, and has served as a member of the Legacy Movella board since November, 2021. Mr. Lang served as a Strategic Advisor to Stryker Corporation, a multinational medical technologies corporation, from February, 2022, through December, 2022. From June, 2013 until February, 2022, he served as President, Chief Executive Officer and Director of Vocera Communications, Inc. (NYSE: VCRA), a healthcare clinical communication and workflow platform which was acquired by Stryker in February 2022. He also served in other executive roles with Vocera since June 2001. He currently serves, and has served since May, 2018, as a Director of USA Gymnastics. Mr. Lang has worked for 3Com Corporation, a networking company, from September 1995 to June 2001, and at Monitor Company, Inc., a consulting firm, advising Fortune 500 companies, from June 1991 to June 1993. Mr. Lang earned a BS degree in Industrial and Operations Engineering from the University of Michigan and an MBA degree from the Stanford University Graduate School of Business. We believe Mr. Lang is qualified to serve as a member of the Board based on his strategic advisory, healthcare industry, and business and engineering background, as well as his financial expertise and his extensive corporate management experience at Vocera and other companies.

Patricia Ross. Ms. Ross has served as a member of the Board since the Closing in February, 2023, and has served as a member of the Legacy Movella board since November, 2021. Ms. Ross currently serves as Founder and Principal of PMR Consulting, LLC, a management consulting company. She is an accomplished Senior Executive who leverages her experience, leadership acuity, and definitive record, positioning her as a go-to global strategist in the consumer product industry. Ms. Ross most recently served Apple (NASDAQ: AAPL) as an Executive Advisor for the People organization, where she delivered talent management, retention, inclusion, and diversity strategies across all US and global divisions from November 2019 to February 2020. From 1992 to March 2017, Ms. Ross spent her career with Nike (NYSE: NKE), where she dedicated over 34 years in strategy, process re-engineering, operations, and general management roles, including GM, Asia Pacific Equipment; Senior Director, Global Footwear; VP, Global Product Process Innovation, and VP in Global Operations, Innovation & Technology. She was trusted and relied upon to start up new divisions, functional units, and incubators, charged with implementing change, innovation, and growth. In addition to her professional contributions at Nike, Ms. Ross spearheaded value initiatives such as the first e-commerce B2B website for retailers, Nike’s Product Creation Center of Excellence, Nike’s Workplace of the Future, and the Women of Nike Diversity Network.

Ms. Ross holds a Bachelor of Applied Science degree in Marketing and Finance from Portland State University, a coaching certification in Executive Leadership Development from The Hudson Institute of Coaching, and an Advanced Management certificate in Business Administration and General Management from Harvard Business School. As a global executive, Ms. Ross brings knowledge of public board governance through current board experience, prior interactions with boards and committees as an executive, and the formal training and graduate of the Executive Board Education Certification from Harvard Business School and NACD Directorship Certified™ from the National Association of Corporate Directors. In addition to growing and reshaping organizations as a strategic advisor and operations leader, Ms. Ross is active in various professional boards and speaking engagements. As a current board member, Ms. Ross serves on the Compensation and Chair of the ESOP Committees of MMC Corp, Chair of the Nominating and Governance Committee and member of the Compensation Committee of Nautilus Inc. (NYSE: NLS) and Chair of the Nominating and Governance and member of the Compensation Committees of Movella. She is also an active member of the National Association of Corporate Boards (NACD), Athena Alliance, WomenExecs on Boards, and Women Corporate Directors (WCD), and the International Coaching Federation (ICD), where she is committed to the professional development of executives of all ages. We believe Ms. Ross’s considerable experience in consumer products, corporate governance, talent development, and operations expertise, as well as her experience serving on the board and the board committees of other companies, makes her qualified to serve on the Board.

David Chung. Mr. Chung has served as a member of the Board since November, 2021. Mr. Chung was Chief Executive Officer of Pathfinder from December, 2020, until the Closing in February, 2023, and served as a Director of Pathfinder from February, 2021, until the Closing in February, 2023. Mr. Chung is a Partner and Co-Chief Investment Officer of HGGC, where he has led the extension of HGGC’s core middle-market private equity strategy to include public/private crossover strategies such as take-private transactions, PIPEs and toehold investments in publicly traded companies. He has over 25 years of experience as a private equity, public equity and crossover public/private investor and dealmaker, through which he has developed a distinctive wide-angle experience set and expertise as an engaged financial sponsor and partnership-oriented investor across the public-private spectrum. He has led or actively participated in a large number of transactions and investments involving private and public companies at different stages of growth across a wide range of industries, including Technology, Software, Technology-enabled Products and Services, Business Services and Consumer. Prior to joining HGGC in December 2016, Mr. Chung was an independent crossover private equity and public market investor through Arrowhead Holdings LLC since January 2013, a Partner at Blum Capital Partners (a hybrid private equity and public equity investment firm) from 2006 to 2012, Managing Member of Perspective Value Partners (startup public/private hybrid investment firm) from 2005 to 2006, a Partner at Standard Pacific Capital (a global long/short hedge fund) from 2002 to 2004, and a Director at KKR (a global private equity firm) from 1995 to 2002. Mr. Chung also served on the board of directors of Blucora, Inc. (NASDAQ: BCOR) from 2013 to 2017 as an independent director. Earlier in his career, he was a strategy consultant at McKinsey & Company and an investment banker at Hambrecht & Quist Inc., which specialized in initial public offerings, follow-on offerings and M&A transactions for emerging growth Technology and Healthcare companies. Mr. Chung is a graduate of Harvard College, where he graduated magna cum laude, and Harvard Business School, where he graduated with high distinction as a Baker Scholar.

Eric Salzman. Mr. Salzman has served as a member of the Board since the Closing in February, 2023. Mr. Salzman currently serves as the Chief Executive Officer of Safeguard Scientifics, Inc. (NASDAQ: SFE), an investment firm, which he joined in April, 2020. From October, 2018 to February, 2022, Mr. Salzman served as the chairman of the board of SolAero Technologies Corp., a leading manufacturer of satellite solar array panels serving the defense and communications industry. He has served as Managing Director of SarniHaan Capital Partners LLC, a consulting and advisory firm, since August, 2011. Mr. Salzman has a 25-year track record partnering with public and private growth companies as an investor, board member, and strategic advisor. He has worked in M&A, restructuring, and growth and special situations investing at several investment banks and private equity funds, including Credit Suisse and Lehman Brothers. His industry experience includes technology, software, communications, defense, medical devices, manufacturing, and business services. Since 2008, Mr. Salzman has served as an independent director, executive chairman, non-executive chairman, audit committee chairman, compensation committee chairman, and M&A committee chairman at over 25 public and private companies, including portfolio companies of Carlyle Group,

Blackstone, and FP. Past board positions include Zenefits, Carnegie Learning, ColorEdge, Capstone Nutrition, FragranceNet, Centinel Spine, ASG Technologies, Sorenson Communications, Syncardia Systems, ShoreTel, and Firth Rixson. He currently serves as an independent director, member of the Audit Committee, and Chairman of the Compensation Committee at 8x8, Inc. (NASDAQ: EGHT). Mr. Salzman earned a B.A. with Honors from the University of Michigan and an MBA from Harvard University. We believe Mr. Salzman is qualified to serve on the Board due to his expertise in capital markets, technology, M&A, and corporate governance.

Board Composition

Effective upon the Closing, the Board was divided into three classes, Class I, Class II, and Class III, with members of each class serving staggered three-year terms. The Board was divided into the following classes:

•	Class I, which consists of Mr. Wen Hsieh and Ms. Patricia Ross, whose terms will expire at Movella’s first annual meeting of stockholders held after the consummation of the Business Combination;

•

Class II, which consists of Mr. David Chung and Mr. Eric Salzman, whose terms will expire at Movella’s second annual meeting of stockholders held after the consummation of the Business Combination; and

•

Class III, which consists of Mr. Ben A. Lee, Mr. Stuart Huizinga and Mr. Brent Lang, whose terms will expire at Movella’s third annual meeting of stockholders held after the consummation of the Business Combination.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among any of our executive officers and any current members of the Board.

Role of the Board in Risk Oversight/Risk Committee

Upon the Closing, one of the key functions of the Board will be informed oversight of Movella’s risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board will be responsible for monitoring and assessing strategic risk exposure and Movella’s audit committee will have the responsibility to consider and discuss Movella’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Movella’s compensation committee will assess and monitor whether Movella’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Director Independence

The Board determined that each of the directors on the Board other than Mr. Ben A. Lee and Mr. David Chung qualifies as an independent director, as defined under the listing rules of Nasdaq (the “Nasdaq listing rules”), and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq listing rules relating to director independence requirements. In addition, Movella is subject to the rules of the SEC and the Nasdaq listing rules relating to the membership, qualifications, and operations of the audit committee, nominating and corporate governance committee, and compensation committee, as discussed below.

Committees of the Board of Directors

In connection with the Closing, Movella established an audit committee, a compensation committee and a nominating and governance committee of the Board. The composition of each committee is set forth below.

Audit Committee

The audit committee consists of Mr. Stuart Huizinga, Mr. Brent Lang, and Ms. Patricia Ross, with Mr. Stuart Huizinga serving as chair. The Board has determined that Mr. Huizinga qualifies as an audit committee financial expert, as such term is defined in Item 407(d)(5) of Regulation S-K. The Board has determined that each member of the audit committee satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

The Board determined that Mr. Huizinga qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the Board considered Mr. Huizinga’s formal education and previous experience in financial roles. Both Movella’s independent registered public accounting firm and management periodically will meet privately with Movella’s audit committee.

The functions of this committee include, among other things:

•

evaluating the performance, independence and qualifications of Movella’s independent auditors and determining whether to retain Movella’s existing independent auditors or engage new independent auditors;

•	reviewing Movella’s financial reporting processes and disclosure controls;

•	reviewing and approving the engagement of Movella’s independent auditors to perform audit services and any permissible non-audit services;

•	reviewing the adequacy and effectiveness of Movella’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of Movella’s internal audit function;

•	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by Movella;

•

obtaining and reviewing at least annually a report by Movella’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

•	monitoring the rotation of partners of Movella’s independent auditors on Movella’s engagement team as required by law;

•

prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of Movella’s independent auditor;

•	reviewing Movella’s annual and quarterly financial statements and reports and discussing the statements and reports with Movella’s independent auditors and management;

•

reviewing with Movella’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of Movella’s financial controls and critical accounting policies;

•	reviewing with management and Movella’s auditors any earnings announcements and other public announcements regarding material developments;

•	establishing procedures for the receipt, retention and treatment of complaints received by Movella regarding financial controls, accounting, auditing or other matters;

•	preparing the report that the SEC requires in Movella’s annual proxy statement;

•

reviewing and providing oversight of any related party transactions in accordance with Movella’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including Movella’s code of ethics;

•	reviewing Movella’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

•	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

The composition and function of the audit committee comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. Movella will comply with future requirements to the extent they become applicable to Movella.

Compensation Committee

The compensation committee consists of Mr. Wen Hsieh, Ms. Patricia Ross, and Mr. Brent Lang, with Mr. Brent Lang serving as chair. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and the Board has determined that each member of the compensation committee satisfies the independence requirements of Nasdaq. The functions of this committee include, among other things:

•	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;

•	reviewing and approving the compensation and other terms of employment of Movella’s executive officers;

•	reviewing and approving performance goals and objectives relevant to the compensation of Movella’s executive officers and assessing their performance against these goals and objectives;

•	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;

•	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to Movella’s non-employee board members;

•	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

•	administering Movella’s equity incentive plans, to the extent such authority is delegated by the Board;

•

reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for Movella’s executive officers;

•

reviewing with management Movella’s disclosures under the caption “Compensation Discussion and Analysis” in Movella’s periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

•	preparing an annual report on executive compensation that the SEC requires in Movella’s annual proxy statement; and

•	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with the Board.

The composition and function of Movella’s compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. Movella will comply with future requirements to the extent they become applicable to Movella.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Ms. Patricia Ross and Mr. Brent Lang, with Ms. Patricia Ross serving as chair. The Board has determined that each of the members of Movella’s nominating and corporate governance committee satisfies the independence requirements of Nasdaq. The functions of this committee include, among other things:

•	identifying, reviewing and making recommendations of candidates to serve on the Board;

•	evaluating the performance of the Board, committees of the Board and individual directors and determining whether continued service on the Board is appropriate;

•	evaluating nominations by stockholders of candidates for election to the Board;

•	evaluating the current size, composition and organization of the Board and its committees and making recommendations to the Board for approvals;

•	developing a set of corporate governance policies and principles and recommending to the Board any changes to such policies and principles;

•	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Board current and emerging corporate governance trends; and

•

reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the Board, including undertaking an annual review of its own performance.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. Movella will comply with future requirements to the extent they become applicable to Movella.

Compensation Committee Interlocks and Insider Participation

None of the members of Movella’s compensation committee has ever been an executive officer or employee of Movella. None of Movella’s executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of the Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

Movella’s Certificate of Incorporation, (“Charter”) which became effective upon the Closing, limits the liability of Movella’s directors and officers to the fullest extent permitted under the General Corporation Law of the State of Delaware (the “DGCL”). The DGCL provides that directors and officers of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors or officers, as the case may be, except for liability:

•	for any transaction from which the director or officer derives an improper personal benefit;

•	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	for any unlawful payment of dividends or redemption of shares; or

•	for any breach of a director’s or officer’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors or officers, then the liability of Movella’s directors and officers will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and Movella’s Certificate of Incorporation provides that Movella will, in certain situations, indemnify Movella’s directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by applicable law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, at Closing, Movella entered into separate indemnification agreements with Movella’s directors and officers. These agreements, among other things, require Movella to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of Movella’s directors or officers or any other company or enterprise to which the person provides services at Movella’s request.

Movella maintains a directors’ and officers’ insurance policy pursuant to which Movella’s directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in Movella’s Charter and Amended and Restated Bylaws (“Bylaws”) and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of Movella’s employees, executive officers and directors. The Code of Conduct is available on our website at www.movella.com. Information contained on or accessible through Movella’s website is not a part of this Report, and the inclusion of Movella’s website address in this Report is an inactive textual reference only. The nominating and corporate governance committee is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on Movella’s website.

Corporate Governance Guidelines

We have adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which the Board and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chair of the board, principal executive officer an presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning A copy of Movella’s corporate governance guidelines is available on our website at www.movella.com.

Non-Employee Director Compensation

The Board reviews director compensation periodically to ensure that director compensation remains competitive such that Movella is able to recruit and retain qualified directors. Movella has adopted a board of directors’ compensation program that is designed to align compensation with Movella’s business objectives and the creation of stockholder value, while enabling Movella to attract, retain, incentivize and reward directors who contribute to the long-term success of Movella.

Involvement in Certain Legal Proceedings

Not applicable.

Promoters and Control Persons

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

None of Pathfinder’s directors or named executive officers received any cash compensation for services rendered to Pathfinder for the year ended December 31, 2022.

The following tables and accompanying narrative set forth information about the 2022 compensation provided to Legacy Movella’s principal executive officer and the two most highly compensated executive officers (other than Legacy Movella’s principal executive officer) who were serving as executive officers as of December 31, 2022. These executive officers were Mr. Ben A. Lee, Legacy Movella’s Chief Executive Officer, Mr. Stephen Smith, Legacy Movella’s Chief Financial Officer, and Mr. Boele de Bie, Legacy Movella’s Chief Operating Officer, and we refer to them in this section as our “named executive officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation($)(2)	All Other Compensation($)(3)	Total ($)
Ben Lee	2022	$353,375	—	$80,921	$33,635	$467,931
Chief Executive Officer	2021	$330,000	—	$80,916	$33,876	$444,792
Stephen Smith(4)	2022	$270,000	—	—	$23,774	$293,774
Chief Financial Officer	2021	$66,462	$434,688	—	$4,144	$505,294
Boele de Bie	2022	$218,313	—	$43,350	$10,429	$272,092
Chief Operating Officer	2021	$225,657	$103,645	$34,277	$43,531	$407,110

(1)

Amounts represent the aggregate grant date fair value of the stock options awarded to the named executive officer during 2021 in accordance with FASB Accounting Standards Codification Topic 718. The assumptions used in calculating the grant date fair value of the stock options reported in the Option Awards column set forth in Note 2 of the notes to Legacy Movella’s financial statements included in the definitive proxy statement filed with the SEC on January 17, 2023. Such grant date fair market value does not take into account any estimated forfeitures related to service-vesting conditions.

(2)

The amounts in this column represent annual bonuses earned by each named executive officer in the year in question, and paid in the subsequent year, based on the attainment of individual and company performance metrics as determined by the board of directors in its discretion.

(3)	Includes any cell phone reimbursement, pension contributions, employer-paid health insurance, and employer-paid lodging.
(4)	Mr. Smith commenced employment with us in October 2021 and his 2021 reported salary reflects only the amounts paid between his date of hire and December 31, 2021.

Narrative Disclosure to Summary Compensation Table

Named Executive Officer Compensation

Base Salary

Each named executive officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each named executive officer based on his or her position and responsibility. Our board of directors reviews the base salaries for each named executive officer periodically as well as at the time of any promotion or significant change in job responsibilities and, in connection with each review, our board of directors considers individual and company performance over the course of the applicable year.

Annual Cash Bonuses

Our named executive officers are eligible to receive annual cash bonuses on terms established annually by our board of directors. The target amount of the annual cash bonuses for Mr. Lee, Mr. Smith and Mr. de Bie are 50%, 30%, and 30%, respectively, of each named executive officer’s base compensation. The amount actually paid to each named executive officer may exceed or be less than the target amount. Payment of annual cash bonuses is discretionary and based in part upon performance criteria established by our board of directors. In order to receive payment of the annual cash bonus for a given calendar year, each named executive officer must be employed on the date of payment. For calendar year 2022, the Legacy Movella board of directors established annual cash bonuses payable to our named executive officers that were subject to the discretion of our board of directors and based in part upon weighted performance goals established by our board of directors relating to: (i) earnings before interest, tax, depreciation, and amortization; (ii) revenue, (iii) achievement of certain sales, product, and corporate development targets and deliverables; and (iv) the successful execution of certain corporate transactions. For calendar year 2023, our board of directors expects to establish annual bonus goals based upon similar criteria. However, these criteria are subject to change and may differ from the foregoing summary. The actual annual cash bonuses awarded to each named executive officer for 2022 performance are set forth above in the 2022 Summary Compensation Table in the column titled “Nonequity Incentive Plan Compensation.”

Equity Compensation Awards

The board of directors of Legacy Movella, from time to time and in connection with certain executive’s offer of employment, granted equity awards under its 2009 Equity Incentive Plan and its 2019 Equity Incentive Plan. Our board of directors does not currently have a practice of granting periodic awards to named executive officers.

The vesting applicable to such awards, which, in some cases, included “double-trigger” acceleration upon an involuntary termination in connection with a corporate transaction, is described below in the Outstanding Equity Awards at Year-End table.

Other Benefits

We offer participation in broad-based retirement, health and welfare plans to eligible employees. In order to encourage employees, including any participating named executive officers, to save for the future, we currently maintain a plan in the United States intended to provide benefits under section 401(k) of the Internal Revenue Code of 1986, as amended, pursuant to which employees are allowed to contribute portions of their eligible compensation into a retirement account. In the Netherlands, we provide a defined contribution retirement plan, with our obligations limited to the payment of contributions.

Employment, Severance and Change in Control Agreements

We maintain employment agreements or offer letters with each of our named executive officers, either directly or, in the case of Boele de Bie, through one of our subsidiaries. Executive employment agreements generally provide for an annualized base salary (as described further above under “—Named Executive Officer Compensation—Base Salary”), annual cash incentive bonuses (as described further above under “—Named Executive Officer Compensation—Annual Cash Bonuses”) and eligibility to participate in our benefit plans and programs.

In connection with the Business Combination, we expect to put in place standardized and customary change in control and severance arrangements with our named executive officers which are expected to provide for certain cash benefits upon an involuntary termination, and cash and equity acceleration benefits upon an involuntary termination in connection with a change in control. However, the specific nature of these arrangements is under review and may change.

2022 Director Compensation

The table below summarizes the compensation of each person serving as a non-employee director in the year ending on December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)	Total ($)
Stuart Huizinga	—	—	—
Brent Lang	—	—	—
Patricia Ross	—	—	—
Weijie Yun	—	6,000	6,000
Joe Zhou	—	—	—
Wen Hsieh	—	—	—

(1)	Our directors did not receive any cash compensation for their service on our board in 2022.

The following table summarizes the equity awards outstanding on December 31, 2022, for each non-employee director, which share numbers are shown on a pre-conversion basis:

Name	Option Awards (#)
Stuart Huizinga	200,000
Brent Lang	200,000
Patricia Ross	200,000
Weijie Yun	200,000

Non-Employee Director Compensation Policy

Prior to the Closing, Legacy Movella did not historically pay cash retainers or other compensation with respect to service for its board of directors. Legacy Movella has reimbursed (and we will continue to reimburse) all non-employee directors for their reasonable expenses incurred in attending meetings of the board of directors and committees of the board of directors.

In connection with the Closing, Movella adopted a non-employee director compensation policy (“Non-Employee Director Compensation Policy”) that became effective upon the Closing and consists of annual retainer fees and long-term equity awards for its non-employee directors.

Under the Non-Employee Director Compensation Policy and in connection with the Closing, each non-employee director received a grant of restricted stock units (each an “Initial RSU Award”) under the 2022 Plan covering shares of Common Stock with an aggregate fair market value of $250,000 determined at the date of grant. Subject to the holder’s continued service, each Initial RSU Award shall vest as to 1/3 of the total number of shares subject to the Initial RSU Award on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, and in each of the next two calendar years following the year of the initial vesting date, 1/3 of the total number of shares shall vest on the earlier of the one-year anniversary of the prior annual meeting of stockholders or the current year annual meeting of stockholders. However, for each non-employee director who joins the Board prior to the date such Initial RSU Award may be issued under applicable U.S. securities laws, for purposes of determining the applicable vesting schedule, the date on which the non-employee director joins the Board (or if later, the effective date of the Non-Employee Director Compensation Policy), shall be treated as the date of grant of the award. Each Initial RSU Award shall become 100% vested if a change in control as defined in the 2022 Plan occurs during such director’s service.

In addition, under the Non-Employee Director Compensation Policy, following the conclusion of each regular annual meeting of stockholders, commencing with the 2024 annual meeting, each non-employee director who has served as a director for at least six months and who will continue serving as a member of the Board thereafter shall receive a grant of restricted stock units (each an “Annual RSU Award”) under the 2022 Plan covering shares of Common Stock with an aggregate grant date fair market value of $100,000. Each Annual RSU Award shall become fully vested, subject to the applicable non-employee director’s continued service as a director, on the earliest of the one-year anniversary of the date of grant, the next annual meeting of stockholders following the date of grant or the consummation of a change in control as defined in the 2022 Plan.

The Non-Employee Director Compensation Policy also consists of the following cash components, to be paid in quarterly installments in arrears following the end of each quarter in which the service occurred, and pro-rated for any partial months of service:

•	Annual Retainer for all non-employee directors: $40,000

•	Non-Executive Chair or Lead Independent Director Retainer: $20,000

•	Annual Committee Chair Retainer:

•	Audit: $15,000

•	Compensation: $10,000

•	Nominating and Corporate Governance $8,000

•	Annual Committee Member (Non-Chair) Retainer:

•	Audit: $7,000

•	Compensation: $5,000

•	Nominating and Corporate Governance: $4,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of Common Stock immediately following the Business Combination by:

•	each person who is known by the Company to be the beneficial owner of more than 5% of Common Stock;

•	each of the Company’s current executive officers and directors; and

•	all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under these rules, beneficial ownership also includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options, within 60 days. The beneficial ownership percentages below are based on approximately 50,877,511 shares of Common Stock issued and outstanding as of February 10, 2023 after the Closing and do not take into account shares issuable upon the exercise of warrants to purchase up to approximately 10,750,000 shares of Common Stock that remain outstanding after the Closing.

Unless otherwise indicated, and subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Unless otherwise noted, the business address for the directors, executive officers, and 5% holders of the Company is Suite 110, 3535 Executive Terminal Drive, Henderson, NV 89052.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage
Directors and Executive Officers:
Ben A. Lee (2)	1,541,639	3.0%
Stephen Smith (3)	146,610	*
Boele de Bie (4)	58,542	*
Wen Hsieh	—	—
Stuart Huizinga (6)	34,616	*
Brent Lang (6)	34,616	*
Patricia Ross (6)	34,616	*
Eric Salzman	—	—
David Chung (7)	4,025,000	7.9%
All Directors and Executive Officers as a group (9 individuals)	5,875,639	11.5%
5% Holders:
Pathfinder Acquisition LLC (8)	4,025,000	7.9%
FP Credit Partners, L.P. (1)	8,500,000	16.7%
KPCB Holdings, Inc. (5)	5,189,011	10.2%
Gamnat Pte Ltd (9)	4,110,809	8.1%
TSMC Partners, Ltd. (10)	3,095,359	6.1%
Columbia Seligman Communications and Information Fund (11)	3,263,392	6.4%

*	Less than 1%
(1)

Consists of (i) 7,500,000 shares of Common Stock that were issued to the FP Purchasers pursuant to the FP Private Placement and (ii) 1,000,000 shares of Common Stock that were issued to the FP Purchasers under the Equity Grant Agreement. The business address of FP Credit Partners, L.P. is 1114 Avenue of the Americas, 15th Floor New York, NY 10036. Scott Eisenberg, the managing director of FP Credit Partners GP II Management, LLC, the general partner of each of the FP Purchasers, exercises shared voting and dispositive control over the shares held by the FP Purchasers. Mr. Eisenberg disclaims beneficial ownership of all shares held by the FP Purchasers except to the extent of his pecuniary interest therein. Pursuant to the VLN Facility, Movella has the right, subject to certain exceptions, to cause the FP Purchasers to sell all or a portion of the FP Shares at any time at its sole discretion over the life of the VLN Facility, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the scheduled contractual return of the VLN Facility upon repayment or refinancing event.

(2)	Consists of (i) 1,012,010 shares of Common Stock and (ii) 529,629 shares of Common Stock subject to stock options exercisable within 60 days of February 10, 2023.
(3)	Consists of 146,610 shares of Common Stock subject to stock options exercisable within 60 days of February 10, 2023.
(4)	Consists of 58,542 shares of Common Stock subject to stock options exercisable within 60 days of February 10, 2023.
(5)

Consists of 5,189,011 shares of Common Stock held by Kleiner Perkins Caufield & Byers XIII, LLC (“KPCB XIII”). All shares are held for convenience in the name of “KPCB Holdings, Inc., as nominee” for the accounts of such entity. The managing member of KPCB XIII is KPCB XIII Associates, LLC (“KPCB XIII Associates”). L. John Doerr, Raymond J. Lane, Theodore E. Schlein and Brook H. Byers, the managing members of KPCB XIII Associates, exercise shared voting and dispositive control over the shares held by KPCB XIII. Such managing members disclaim beneficial ownership of all shares held by KPCB XIII except to the extent of their pecuniary interest therein. The principal business address for all entities and individuals affiliated with Kleiner Perkins Caufield & Byers is c/o Kleiner Perkins Caufield & Byers, LLC, 2750 Sand Hill Road, Menlo Park, CA 94025.

(6)	Consists of 34,616 shares of Common Stock subject to stock options exercisable within 60 days of February 10, 2023.
(7)

Consists of 4,025,000 shares of Common Stock held by the Sponsor. Mr. Chung serves as the Managing Member of the Sponsor and may be deemed to exercise shared voting and dispositive control over the shares held by the Sponsor. Mr. Chung disclaims beneficial ownership of all shares held by the Sponsor except to the extent of his pecuniary interest therein.

(8)	The business address for the Sponsor is c/o Pathfinder, 1950 University Avenue, Suite 350, Palo Alto, CA 94303.
(9)

Gamnat Pte Ltd. shares the power to vote and the power to dispose of these shares with GIC Asset Management Pte. Ltd. (“GAM”) and GIC Pte. Ltd. (“GIC”), both of which are private limited companies incorporated in Singapore. GAM is wholly owned by GIC and is the public equity investment arm of GIC. GIC is wholly owned by the Government of Singapore and was set up with the sole purpose of managing Singapore’s foreign reserves. The Government of Singapore disclaims beneficial ownership of these shares. The business address of this shareholder is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.

(10)

FANG Shu-Hua and HUANG Jen-Chau are directors of TSMC Partners, Ltd. (“TPL”) and exercise jointly voting and dispositive control over the shares held by TPL. The business address of TPL is Portcullis Chambers, 4th Floor, Ellen Skelton Building, 3076 Sir Francis Drake Highway, Road Town, Tortola, British Virgin Island VG1110.

(11)

Columbia Management Investment Advisers, LLC (“CMIA”) is the investment manager of Columbia Seligman Technology and Information Fund (the “Columbia Fund”) and therefore exercises voting and dispositive control over the shares held by Columbia. Paul Wick is portfolio manager of the Columbia Fund and therefore may be deemed to exercise ultimate investment power of the securities held by the Columbia Fund. Such individual disclaims beneficial ownership of all shares held by the Columbia Fund except to the extent of their pecuniary interest therein. The business address of the Columbia Fund is 290 Congress Street, Boston, MA 02210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions—Pathfinder

Class B Ordinary Shares

On December 28, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of Pathfinder in exchange for issuance of 7,906,250 Class B ordinary shares. On February 16, 2021, Pathfinder effected a share dividend of 718,750 Class B ordinary shares to the Sponsor, resulting in there being an aggregate of 8,625,000 Class B ordinary shares outstanding. The Sponsor agreed to forfeit up to an aggregate of 1,125,000 Class B ordinary shares to the extent that the option to purchase additional units is not exercised in full by the underwriters or is reduced, so that the Class B ordinary shares will represent 20% of Pathfinder’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option to purchase an additional 2,500,000 units on February 19, 2021 and on April 2, 2021, the over-allotment option on the remaining units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were subsequently forfeited.

The Sponsor, Pathfinder and each of Pathfinder’s directors and officers (collectively, the “Initial Shareholders”) agreed, pursuant to a registration rights agreement which shall terminate on the Effective Date, not to transfer, assign or sell any of their Class B ordinary shares until the earlier to occur of: (A) one year after the completion of the initial business combination or earlier if, subsequent to the initial business combination, the closing price of the Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share sub-divisions, capitalization of shares, share dividends, rights issuances, subdivisions reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, and (B) the date following the completion of the initial business combination on which Pathfinder completes a liquidation, merger, share exchange or other similar transaction that results in all of Pathfinder’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, Pathfinder consummated the private placement of 4,250,000 private placement warrants to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per private placement warrant, generating gross proceeds to Pathfinder of $8.5 million.

Each whole private placement warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If Pathfinder does not complete a business combination within the 24 months from the closing of the Initial Public Offering, the private placement warrants will expire worthless. The private placement warrants are non-redeemable except under certain conditions and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and Pathfinder’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

Related Party Loans

On December 23, 2020, the Sponsor agreed to loan Pathfinder up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. Prior to the closing of the Initial Public Offering, Pathfinder had borrowed approximately $129,000 under the promissory note. The promissory note was fully repaid on February 19, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of Pathfinder’s officers and directors will loan Pathfinder working capital loans (the “Working Capital Loans”). If Pathfinder completes a business combination, Pathfinder may repay the Working Capital Loans out of the proceeds of the Trust Account released to Pathfinder. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, Pathfinder may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the private placement warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the Company had no outstanding borrowings under a Working Capital Loan.

On July 15, 2021, Pathfinder issued an unsecured promissory note to the Sponsor, providing for borrowings by Pathfinder in an aggregate principal amount of up to $500,000. On May 24, 2022, Pathfinder and the Sponsor entered into the Amended and Restated Working Capital Note to allow for borrowings from time to time of an additional $250,000 (or up to $750,000 in the aggregate). On October 3, 2022, in connection with entering into the Business Combination Agreement, Pathfinder and the Sponsor entered into the Second Amended and Restated Working Capital Note (the “Working Capital Note”) to allow for borrowings from time to time of an additional $500,000 (or up to $1,250,000 in the aggregate). The Working Capital Note was issued to allow for borrowings from time to time by Pathfinder for working capital expenses. The Working Capital Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that Pathfinder consummates an initial business combination and (iii) may be prepaid at any time. Unlike the Working Capital Loans discussed above, the Working Capital Note may not be converted to warrants of the post Business Combination entity. As of December 31, 2022, there was $1.0 million outstanding under the Working Capital Note.

On January 27, 2023, Pathfinder and the Sponsor entered into the Third Amended and Restated Working Capital Note (the “Third A&R Working Capital Note”) to allow for an increase in available borrowings from time to time of an additional $250,000 (or up to $1,500,000 in the aggregate). The Third A&R Working Capital Note was issued to allow for borrowings from time to time by Pathfinder for working capital expenses. The Third A&R Working Capital Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) April 30, 2023 or (b) the date that Pathfinder consummates an initial business combination and (iii) may be repaid at any time. As of January 31, 2023, there was $1.25 million outstanding under the Third A&R Working Capital Note.

Certain Relationships and Related Person Transactions—Movella

Shareholder Rights Agreement

The Investors entered into the Shareholder Rights Agreement to be effective upon Closing pursuant to which, among other things, the Investors have been granted certain customary registration rights. Pursuant to the Shareholder Rights Agreement, the Sponsor, FP and the Legacy Pathfinder Holders (as defined in the Shareholder Rights Agreement) have agreed that, subject to certain customary exceptions, they will not effect any sale or distribution of Movella equity securities during the period commencing on the Closing Date and ending on the earlier of (a) the date that is three hundred and sixty five (365) days following the Closing Date and (b) (i) the first date on which the closing price of Common Stock has been greater than or equal to $12.00 per share (as adjusted for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) measured using the daily closing price for any 20 trading days within a 30-trading day period commencing at least one hundred and fifty (150) days after the Closing Date or (ii) the date on which Movella completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all Movella’s shareholders having the right to exchange their Common Stock for cash, securities or other property. Each other Investor has agreed that, subject to certain customary exceptions, he, she, or it shall not effect any sale or distribution of Movella equity securities during the period commencing on the Closing Date and ending on the date that is one hundred and eighty (180) days following the Closing Date.

Kinduct Term Loan Payable

On December 31, 2020, Kinduct entered into a short-term loan payable with the principal amount of $352,000 due to its general manager. The interest rate is set at the Bank of Canada prime rate + 1.5% of the principal amount outstanding, calculated daily and payable monthly in arrears. The short-term loan is recorded as a current portion of long-term debt on Legacy Movella’s consolidated balance sheet as of December 31, 2020. Legacy Movella repaid the outstanding principal and accrued interest in February 2021.

March 2022 Convertible Notes

At various points throughout March 2022, Legacy Movella agreed to exchange $1.1 million of deferred consideration owed to related parties for the Kinduct acquisition into $1.1 million of convertible notes. Legacy Movella also issued $4.9 million of convertible notes of the same series to certain related parties. The convertible notes bear interest at 6% per annum and matured at the Effective Time in connection with the Business Combination, at which point they converted into shares of Movella Common Stock on February 10, 2023 at a conversion rate of $4.79 per share immediately prior to the Merger. These notes were classified as convertible notes, net related party, in the audited consolidated balance sheet of Legacy Movella as of December 31, 2022.

Investor Agreements of Legacy Holders

Legacy Movella previously entered into an amended and restated investors’ rights agreement, an amended and restated voting agreement, and an amended and restated right of first refusal and co-sale agreement with certain holders of Legacy Movella’s legacy preferred stock, including KPCB, Keytone, IC Fund, Axess II Holdings, and GIC, all of which are beneficial holders of more than 5% of Movella’s capital stock or are entities with which certain of Movella’s directors are affiliated. These agreements were terminated in connection with the Business Combination and superseded by the Shareholder Rights Agreement.

TSMC

TSMC Partners, Ltd. or the TSMC Fund, own approximately 6.1% of Common Stock. TSMC, who was Legacy Movella’s third-party foundry for the now-discontinued MEMS business, historically manufactured 100% of Legacy Movella’s MEMS products, and supplied substantially all of Legacy Movella’s wafers required in the manufacturing process of the now-discontinued MEMS business. In the years ended December 31, 2022 and 2021, Legacy Movella purchased an aggregate of nil and $30,000, respectively, in wafers from TSMC.

Equity Grant Agreement

In connection with the Business Combination, on November 14, 2022, Pathfinder, FP Credit Partners II L.P. and FP Credit Partners Phoenix II, L.P. (collectively, the “FP Purchasers”) entered into an Equity Grant Agreement (the “Equity Grant Agreement”) that provided for the issuance of 1.0 million shares of our Common Stock (the “Equity Grant Shares”) by the Company to the FP Purchasers (the “Equity Grant”) at the Effective Time, subject to and conditioned upon the consummation of the Merger, the full deemed funding of the VLN Facility (as defined below) and the acquisition by the FP Purchasers or its affiliates of $75.0 million of Pathfinder’s Class A ordinary shares in a tender offer (the “Tender Offer”) and/or shares of our Common Stock in a private placement. On January 9, 2023, Pathfinder entered into a Subscription Agreement (the “Subscription Agreement”) with the FP Purchasers, pursuant to which the FP Purchasers agreed to purchase 7,500,000 shares of our Common Stock (the “FP Shares) at a purchase price of $10.00 per share for an aggregate purchase price of $75.0 million (the “FP Private Placement”). On the Closing Date, the Company issued the Equity Grant Shares to the FP Purchasers pursuant to the Equity Grant, and the FP Purchasers purchased shares of our Common Stock in the FP Private Placement at a price of $10.00 per share. The FP Shares and the Equity Grant Shares were not registered with the SEC at Closing, provided, that, such shares of our Common Stock became subject to registration rights pursuant to the Shareholder Rights Agreement.

Transaction Support Agreement

On November 14, 2022, Pathfinder, Pathfinder Acquisition LLC, Movella and the FP Purchasers (in such capacity, the “Supporting Shareholders”) entered into a transaction support agreement (the “Transaction Support Agreement”), pursuant to which each Supporting Shareholder agreed to, among other things, (i) be bound by and subject to certain covenants and agreements related to, or in furtherance of, the transactions contemplated by the Business Combination Agreement and the ancillary documents thereto, (ii) vote all equity securities of Pathfinder that the FP Purchasers and their affiliates have or acquire record and beneficial ownership of (the “Subject Securities”), and grant a proxy to Pathfinder (or its applicable designee) to vote such Subject Securities, in each case, in favor of the Business Combination Agreement, the transactions contemplated thereby and certain other proposals to be presented to the shareholders of Pathfinder, (iii) take, or cause to be taken, any actions necessary or advisable to not consent to any direct or indirect transfers of equity securities of Pathfinder on the terms and subject to the conditions set forth in the Transaction Support Agreement and (iv) to refrain from redeeming or tendering any Subject Securities.

Note Purchase Agreement

In connection with the Commitment Letter, November 14, 2022, Movella entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”), by and among Movella, the guarantors party thereto, FP Credit Partners II AIV, L.P. and FP Credit Partners Phoenix II AIV, L.P. (the “Purchasers”) and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, pursuant to which, Movella issued and sold to the Purchasers, and the Purchasers purchased, senior secured notes of Movella in an aggregate original principal amount of $25.0 million (the “Pre-Close Facility”). On the Closing Date, the net proceeds of the FP Private Placement were received by the Company and Movella was deemed to have issued to the Purchasers, and the Purchasers were deemed to have purchased, a 5-year $75 million venture-linked secured note (the “VLN Facility”) under the Note Purchase Agreement. A portion of the proceeds of the FP Private Placement made available through the VLN Facility was used by the Company to prepay the Pre-Close Facility in full and to pay transaction expenses associated with the financing arrangements contemplated by the Note Purchase Agreement. The remaining proceeds of the VLN Facility are available for growth and working capital and general corporate purposes.

The obligations of Movella under the Note Purchase Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of Movella’s and such subsidiaries’ assets. Movella is also required to become a secured guarantor of the obligations under Note Purchase Agreement.

The notes evidencing the VLN Facility (the “VLN Notes”) bear interest at a per annum rate equal to 9.25% and interest is paid in kind on the last business day of each calendar quarter commencing with the first calendar quarter following the Closing Date. Interest is also payable in cash on the date of any prepayment or repayment of the VLN Notes (subject however, in certain cases, to the payment of a contractual return, if such contractual return is greater than the amount of all accrued and unpaid interest (other than default interest, if any)). Subject to certain exceptions in connection with certain qualified refinancing events, on the date of any voluntary or mandatory prepayment or acceleration of the VLN Notes, a scheduled contractual return is required to be paid, if greater than the amount of all accrued and unpaid interest (other than default interest, if any). When paid, such contractual return will be deemed to constitute payment of all accrued and unpaid interest (other than default interest, if any) on the principal amount of the VLN Notes so prepaid, repaid or accelerated, as applicable, including all interest on the VLN Notes that was previously paid in kind. The Company has the right, subject to certain exceptions, to cause the FP Purchasers (or their permitted assignees) to sell all or a portion of the FP Shares at any time in its sole discretion over the life of the VLN Facility, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the outstanding obligations under of the VLN Facility upon a repayment of the VLN Facility in full or a refinancing event.

The VLN Facility will mature on February 10, 2028. There are no regularly scheduled amortization payments on the VLN Facility until the maturity date, however, there are customary mandatory prepayment events in connection with the receipt of net proceeds from extraordinary receipts and dispositions (subject, in the case of dispositions, to certain customary exceptions and customary reinvestment rights), debt issuances and upon events specified in the Note Purchase Agreement to be a change of control. The VLN Facility may be optionally prepaid in whole or in part. All such prepayments are required to be accompanied by accrued and unpaid interest on the amount prepaid or if greater (excluding default interest, if any), payment of the contractual return.

The Note Purchase Agreement contains a number of covenants that, among other things, restrict, in each case subject to certain exceptions, the ability of the Company and its subsidiaries to:

•	create, assume or suffer to exist liens and indebtedness;

•	make investments;

•	engage in mergers or consolidations, liquidations, divisions or the disposal of all or substantially all of such person’s assets;

•	make dispositions or have subsidiaries that are not wholly-owned;

•	declare or make dividends or other distributions or certain restricted payments to or on account of equity holders, or prepay indebtedness;

•	make material changes to its line of business;

•	engage in affiliate transactions; and

•	with respect to Movella, conduct or engage in any business or operations, other than in its capacity as a holding company and activities incidental thereto.

The Note Purchase Agreement also contains a financial covenant requiring the Company and its subsidiaries to achieve positive EBITDA on a consolidated basis for the most recently ended four-quarter period, commencing with the last day of the fiscal quarter ending June 30, 2024 and as of the last day of each fiscal quarter thereafter.

The Note Purchase Agreement contains customary events of default, including nonpayment of principal, interest or other amounts; material inaccuracy of a representation or warranty; violation of specific covenants identified in the Note Purchase Agreement; cross default and cross-acceleration to material indebtedness; bankruptcy and insolvency events; unsatisfied material judgments; actual or asserted invalidity of the Note Purchase Agreement, related note documents or other material documents entered into in connection with transactions contemplated by the Note Purchase Agreement, and events specified to be a change of control.

Policies and Procedures for Related Person Transactions

On the Closing Date, the Board adopted a formal written policy effective upon the completion of the Business Combination providing that Movella’s officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of Common Stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with Movella without the approval of Movella’s nominating and corporate governance committee, subject to certain exceptions.

Indemnification of Directors and Officers

The Bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by the DGCL. In addition, the Charter provides that our directors will not be liable for monetary damages for breach of fiduciary duty to the fullest extent permitted by the DGCL.

In addition, the disclosure under Item 1.01 of this Current Report under the section titled “Indemnification Agreements” is incorporated herein by reference. Those disclosures and the description of the form of indemnification agreement do not purport to be complete and are qualified in their entirety by reference to the text of the form of indemnification agreement, a copy of which is attached as Exhibit 10.1 hereto, which is incorporated herein by reference.

Director Independence

The Nasdaq listing rules require that a majority of the board of directors of a company listed on the Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that five of its seven directors are independent under the Nasdaq listing rules. The Board has determined that each of Messrs. Hsieh, Huizinga, Lang and Salzman and Ms. Ross are independent directors under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances the Board deemed relevant in determining independence, including the beneficial ownership of the Company’s Common Stock by each non-employee director, and the transactions involving them described in this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $186,000 and $122,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2022 and 2021.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” on page F-1.

(2)	Financial Statement Schedules: None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of October 3, 2022, by and among Pathfinder Acquisition Corporation, Movella Inc., and Motion Merger Sub, Inc. (1)

3.1	Certificate of Incorporation of Movella Holdings, Inc. (8)

3.2	Amended and Restated Bylaws of Movella Holdings Inc. (8)

3.3	Second Amended and Restated Memorandum and Articles of Association of Pathfinder Acquisition Corporation. (2)

4.1	Form of Specimen Common Stock Certificate of Movella Holdings Inc. (8)

4.2	Form of Specimen Warrant Certificate of Movella Holdings Inc. (8)

4.3†	Warrant Agreement, dated as of February 16, 2021, between Continental Stock Transfer & Trust Company and Pathfinder Acquisition Corporation. (3)

4.4	Form of Pre-Merger Senior Secured Note. (7)

4.5	Form of Venture-Linked Senior Secured Note. (7)

4.6*	Description of Movella securities.

10.1	Form of Indemnification Agreement. (7)

10.2#	Movella Holdings Inc. 2022 Stock Incentive Plan and the Forms of Stock Option Agreement, Restricted Stock Unit Agreement and Restricted Stock Agreement thereunder. (8)

10.3#	Movella Holdings Inc. 2022 Employee Stock Purchase Plan. (8)

10.4#	2019 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (7)

10.5#	2009 Equity Incentive Plan and Form of Stock Option Agreement thereunder. (7)

10.6#+	Employment Agreement, dated as of November 14, 2012, by and between mCube, Inc. and Ben Alexander Lee (7).

10.7#+	Employment Agreement, dated as of October 4, 2021, by and between mCube, Inc. and Stephen Smith (7).

10.8#+	Employment Agreement, dated as of January 19, 2018, by and between Xsens Holding B.V. and Boele de Bie (7).

10.9#+	Side Letter to Employment Agreement, dated as of January 18, 2018, by and between Xsens Holding B.V. and Boele de Bie (7).

10.10†	Equity Joint Venture Contract for M3C Co., Ltd. (“M3C”), dated as of October 26, 2018, by and between mCube HK and Qingdao Microelectronics Innovation Center Co., Ltd. (7).

10.11†	License Agreement, dated as of June 8, 2020, by and among Nexus Way, Camana Bay, mCube, Inc., mCube HK, and MEMSIC Semiconductor (Tianjin) Co. Ltd., MEMSIC Semiconduction (HK) Co., Ltd., and Total Force Limited (7).

10.12†	Lease Agreement, dated October 11, 2021, by and between Incubator Space LLC and New Incubator Space LLC Member of Cobot Rental Platform. (7)

10.13†	Agreement, dated October 10, 2020, by and between Drienerlo Exploitatie B.V. and Xsens Holdings B.V. (7).

Exhibit Number	Description

10.14†	Lease Agreement, dated March 21, 2017, by and among PSS Investments I, Inc., TPP Investments I, Inc., The Great-West Life Assurances Company, London Life Insurance Company, and Kinduct Technologies, Inc. (7)

10.15†	Lease Extension and Amending Agreement, dated April 28, 2022, by and among PSS Investments I, Inc., TPP Investments I, Inc., The Canada Life Assurance Company, and Kinduct Technologies, Inc. (7)

10.16	Promissory Note, dated as of July 15, 2021, by and between Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (4)

10.17	Amended and Restated Promissory Note, dated as of May 24, 2022, by and among Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (5)

10.18	Second Amended and Restated Promissory Note, dated as of October 3, 2022, by and among Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (1)

10.19	Letter Agreement, dated as of February 16, 2021, by and among Pathfinder Acquisition Corporation and certain security holders, officers and directors of Pathfinder Acquisition Corporation. (3)

10.20	Administrative Services Agreement, dated as of February 16, 2021, by and between Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (3)

10.21	Private Placement Warrants Purchase Agreement, dated as of February 16, 2021, by and between Pathfinder Acquisition Corporation and Pathfinder Acquisition LLC. (3)

10.22	Investment Management Trust Agreement, dated as of February 16, 2021, by and between Continental Stock Transfer & Trust Company and Pathfinder Acquisition Corporation. (3)

10.23#	Movella Holdings Inc. Non-Employee Director Compensation Policy. (8)

10.24	Company Shareholder Transaction Support Agreement, by and among Pathfinder Acquisition Corporation, Movella Inc., Pathfinder Acquisition LLC and certain shareholders of Movella. (6)

10.25	Sponsor Letter Agreement, dated as of October 3, 2022, by and among Pathfinder Acquisition Corporation, Pathfinder Acquisition LLC, and each of Richard Lawson, David Chung, Lindsay Sharma, Jon Steven Young, Hans Swildens, Steven Walske, Lance Taylor, Omar Johnson and Paul Weiskopf. (1)

10.26†	Shareholder Rights Agreement, dated as of October 3, 2022, by and among Movella Inc., Pathfinder Acquisition LLC and the other parties named therein. (1)

10.27	Supply Agreement, dated June 16, 2015, by and between Xsens Technologies B.V. and Neways Advanced Applications B.V. (7)

10.28	Equity Grant Agreement, dated as of November 14, 2022, by and among Pathfinder Acquisition Corp., FP Credit Partners II, L.P. and FP Credit Partners Phoenix II, L.P. (6)

10.29	Note Purchase Agreement, dated as of November 14, 2022, by and among Movella Inc., Movella Technologies N.A. Inc., Movella Canada Company, Griffin Holdings Limited, Kinduct Technologies Inc., Wilmington Savings Fund Society, FSB, FP Credit Partners II AIV, L.P. and FP Credit Partners Phoenix II AIV, L.P. (6)

10.30	Form of Assignment and Assumption Agreement. (7)

10.31	Voting Agreement, dated as of February 10, 2023, by and among Movella Holdings Inc., Pathfinder Acquisition LLC, Movella Inc. and the parties listed on the signature pages thereto. (8)

10.32+	Subscription Agreement, dated as of January 9, 2023, by and among Pathfinder Acquisition Corporation, FP Credit Partners II, L.P. and FP Credit Partners Phoenix II, L.P. (8)

21.1	List of Subsidiaries of Movella. (8)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Current Report on Form 8-K filed on October 4, 2022.
(2)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Registration Statement on Form S-1/A, as amended (File No. 333-258769).
(3)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Current Report on Form 8-K filed on February 22, 2021.
(4)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Current Report on Form 8-K filed on July 19, 2021.
(5)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Current Report on Form 8-K filed on May 31, 2022.
(6)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Current Report on Form 8-K filed on November 18, 2022.
(7)	Previously filed as an exhibit to Pathfinder Acquisition Corporation’s Registration Statement on Form S-4/A, as amended (File No. 333-268068).
(8)	Previously filed as an exhibit to Movella Holdings Inc.’s Current Report on Form 8-K filed on February 13, 2023.
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
†

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted exhibits and schedules to the SEC upon its request.

^	Certain confidential portions of this exhibit were omitted pursuant to Item 601(b)(10) of Regulation S-K.
+	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

Movella Holdings Inc.

/s/ Ben A. Lee
Name:	Ben A. Lee
Title:	President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen Smith and Dennis Calderon, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and each of them, or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brent Lang Brent Lang	Chairman	March 31, 2023

/s/ Ben A. Lee Ben A. Lee	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

/s/ Stephen Smith Stephen Smith	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Wen Hsieh Wen Hsieh	Director	March 31, 2023

/s/ Stuart Huizinga Stuart Huizinga	Director	March 31, 2023

/s/ Patricia Ross Patricia Ross	Director	March 31, 2023

/s/ David Chung David Chung	Director	March 31, 2023

/s/ Eric Salzman Eric Salzman	Director	March 31, 2023

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Movella Holdings Inc. (fka Pathfinder Acquisition Corporation)
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Movella Holdings Inc. (fka Pathfinder Acquisition Corporation) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of the Matter – Restatement of Interim Financial Statements
As disclosed in Note 2 of the consolidated financial statements, the unaudited interim financial statements as of and for the periods ended September 30, 2022 have been restated to correct the accounting for the settlement of the deferred underwriter’s commission. This matter is described in more detail in Note 2 of the consolidated financial statements.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March 31, 2023
PCAOB ID Number 100

MOVELLA HOLDINGS INC.
(FORMERLY KNOWN AS PATHFINDER ACQUISITION CORPORATION)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$76,535	$21,217
Prepaid expenses	82,593	713,426

Total current assets	159,128	734,643
Investments held in Trust Account	328,636,388	325,028,452

Total Assets	$328,795,516	$325,763,095

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$301,335	$200,984
Accrued expenses	6,945,000	330,565
Due to related party	61,116	61,116
Note payable	1,000,000	250,000

Total current liabilities	8,307,451	842,665
Derivative warrant liabilities	2,472,500	6,342,500
Deferred underwriting commissions	—	11,375,000

Total liabilities	10,779,951	18,560,165
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,500,000 shares at redemption value of approximately $10.11 and $10.00 as of December 31, 2022 and 2021, respectively	328,536,388	325,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 8,125,000 shares issued and outstanding as of December 31, 2022 and 2021	813	813
Additional paid-in capital	—	—
Accumulated deficit	(10,521,636)	(17,797,883)

Total shareholders’ deficit	(10,520,823)	(17,797,070)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$328,795,516	$325,763,095

The accompanying notes are an integral part of these consolidated financial statements.

MOVELLA HOLDINGS INC.
(FORMERLY KNOWN AS PATHFINDER ACQUISITION CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended December 31,
	2022	2021
General and administrative expenses	$7,920,300	$1,367,321
General and administrative expenses—related party	120,000	110,000

Loss from operations	(8,040,300)	(1,477,321)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,870,000	9,997,500
Gain from settlement of deferred underwriting commissions	345,800	—
Offering costs associated with derivative warrant liabilities	—	(575,330)
Income from investments held in Trust Account	3,607,935	28,452

Net income (loss)	$(216,565)	$7,973,301

Weighted average shares outstanding of Class A ordinary share, basic and diluted	32,500,000	28,136,986

Basic net income (loss) per share, Class A ordinary share	$(0.01)	$0.22

Weighted average shares outstanding of Class B ordinary share, basic	8,125,000	8,041,096

Basic net income (loss) per share, Class B ordinary share	$(0.01)	$0.22

Weighted average shares outstanding of Class B ordinary share, diluted	8,125,000	8,125,000

Diluted net income (loss) per share, Class B ordinary share	$(0.01)	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

MOVELLA HOLDINGS INC.
(FORMERLY KNOWN AS PATHFINDER ACQUISITION CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(8,000)	$17,000
Excess cash received over the fair value of the private warrants	—	—	—	—	2,040,000	—	2,040,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(2,064,137)	(25,763,234)	(27,827,371)
Forfeiture of Class B ordinary shares	—	—	(500,000)	(50)	50	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(50)	50	—
Net income	—	—	—	—	—	7,973,301	7,973,301

Balance—December 31, 2021	—	—	8,125,000	813	—	(17,797,883)	(17,797,070)
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	7,492,812	7,492,812
Net loss	—	—	—	—	—	(216,565)	(216,565)

Balance—December 31, 2022	—	$—	8,125,000	$813	$—	$(10,521,636)	$(10,520,823)

The accompanying notes are an integral part of these consolidated financial statements.

MOVELLA HOLDINGS INC.
(FORMERLY KNOWN AS PATHFINDER ACQUISITION CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(216,565)	$7,973,301
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,870,000)	(9,997,500)
Gain from settlement of deferred underwriting commissions allocated to derivative warrant liabilities	(345,800)	—
Offering costs associated with derivative warrant liabilities	—	575,330
Income from investments held in Trust Account	(3,607,935)	(28,452)
Changes in operating assets and liabilities:
Prepaid expenses	630,832	(696,426)
Accounts payable	100,350	200,984
Accrued expenses	6,614,436	235,566

Net cash used in operating activities	(694,682)	(1,737,197)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(325,000,000)

Net cash used in investing activities	—	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	750,000	392,358
Repayment of note payable to related party	—	(129,181)
Proceeds received from initial public offering	—	325,000,000
Proceeds received from private placement	—	8,500,000
Offering costs paid	—	(7,004,763)

Net cash provided by financing activities	750,000	326,758,414

Net increase in cash	55,318	21,217
Cash—beginning of the year	21,217	—

Cash—end of the year	$76,535	$21,217

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$70,000
Offering costs paid by related party under promissory note	$—	$47,937
Deferred underwriting commissions in connection with the initial public offering	$—	$11,375,000
Extinguishment of deferred underwriting commissions allocated to Public Shares	$11,029,200	$—
The accompanying notes are an integral part of these consolidated financial statements
.

MOVELLA HOLDINGS INC.
(FORMERLY KNOWN AS PATHFINDER ACQUISITION CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Movella Holdings Inc., formerly known as Pathfinder Acquisition Corporation prior to February 10, 2023 (“Closing Date”) (the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on December 18, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
Business Combination
On the Closing Date, the Company consummated the previously announced Merger pursuant to that certain Business Combination Agreement dated October 3, 202
2
 (the “Business Combination Agreement”) between Pathfinder, Motion Merger Sub, Inc. (“Merger Sub”), and Movella Inc.
In connection with the domestication of Pathfinder as a Delaware corporation (the “Domestication”), on the Closing Date prior to the Effective Time (as defined below): (i) each issued and outstanding Class A ordinary share, $0.0001 par value per share (“Class A ordinary shares”), and each issued and outstanding Class B ordinary share, $0.0001 par value per share (“Class B ordinary shares”), of Pathfinder were converted into one share of common stock, $0.00001 par value per share, of New Movella (“New Movella Common Stock”); (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of Pathfinder was automatically converted into a warrant to purchase one share of New Movella Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Warrant Agreement, dated as of February 16, 2021, between Pathfinder and Continental Stock Transfer & Trust Company (the “Pathfinder Warrant Agreement”); (iii) the governing documents of Pathfinder were amended and restated and became the certificate of incorporation and the bylaws of New Movella; and (iv) Pathfinder’s name changed to “Movella Holdings Inc.” In connection with clauses (i) and (ii) of this paragraph, each issued and outstanding unit of Pathfinder issued in its initial public offering (“Pathfinder Units”) (each Pathfinder Unit consisting of one Class A ordinary share of Pathfinder and one-fifth of
one public warrant) that had not been previously separated into the underlying Class A ordinary shares of Pathfinder and the underlying warrants of Pathfinder prior to the Domestication were cancelled and entitled the holder thereof to one share of New Movella Common Stock and one-fifth of
one warrant representing the right to purchase one share of New Movella Common Stock at an exercise price of $11.50 per share on the terms and subject to the conditions set forth in the Pathfinder Warrant Agreement.
On the Closing Date, promptly following the consummation of the Domestication, Merger Sub merged with and into Movella (the “Merger”), with Movella continuing as the surviving company in the Merger and, after giving effect to the Merger, Movella became a wholly owned subsidiary of New Movella (the time that the Merger became effective being referred to as the “Effective Time”).
See the Company’s Current Report on Form
8-K filed
with the SEC on February 13, 2023 for more details.
Business Prior to the Business Combination
As of December 31, 2022, the Company had not yet commenced operations. All activity for the period from December 18, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and since the Company’s Initial Public Offering, the search for a business combination target. The Company had not generated any operating revenues as of December 31, 2022. The Company generated non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The Company’s sponsor was Pathfinder Acquisition LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 16, 2021. On February 19, 2021, the Company consummated its Initial Public Offering of 32,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $325.0 million, and incurring offering costs of approximately $18.5 million, of which approximately $11.4 million was for deferred underwriting commissions (see Note
6
). The underwriters had 45 days from the effective date

of the prospectus to exercise the remaining portion of its option to purchase up to
2,000,000

Units at the Initial Public Offering price to cover over-allotments, if any. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately
$
6.3
 million due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 12, 2022, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement in connection with the Initial Public Offering. On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $
5.1

million due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note
6
).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,250,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $2.00 per Private Placement Warrant, generating gross proceeds to the Company of $
8.5 million

(Note
5
).
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
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $77,000 in its operating bank accounts and a working capital deficit of approximately $8.1 million
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $129,000 pursuant to the IPO Note issued to the Sponsor (as defined in Note
5
). The Company repaid the IPO Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided the Company Working Capital Loans (as defined in Note
5
). As of December 31, 2022 and 2021, we had borrowed $1.0 million and $250,000 in Working Capital Loans under the Promissory Note, respectively (as defined in
Note
5
).
On February 10, 2023, the Company completed a Business Combination with Movella Inc. and closed the related financing agreements in connection therewith. As a result, management believes that the Company will have sufficient liquidity to fund its operations through one year from the date of this filing.
Note 2—Restatement of Previously Issued Financial Statements
The Company had recognized a liability upon closing of their initial public offering in February 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statements of operations for the three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the portion allocated to Public Shares as an adjustment to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.
Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued interim financial statements as of September 30, 2022 (the “Quarterly Report”) should no longer be relied upon and that it is appropriate to restate the Quarterly Report. As such, the Company will restate its financial statements in this Form 10-K. The previously filed financial statements for the three and nine months ended September 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Filing”) should no longer be relied upon.
Impact of the Restatement
The impact of the restatement on the statements of operations, statement of changes in stockholders’ deficit and statement of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
Statements of Operations:

	For the Three Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	(2,302,238)	–	(2,302,238)
Other income (expenses)
Change in fair value of derivative warrant liabilities	1,159,920	–	1,159,920
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	6,256,250	(6,066,060)	190,190
Offering costs associated with derivative warrant liabilities	–	–	–
Income from investments held in Trust Account	1,108,635	–	1,108,635
Net income	6,222,567	(6,066,060)	156,507
Weighted average shares outstanding of Class A ordinary share, basic and diluted	32,500,000	–	32,500,000
Basic net income per share, Class A ordinary share	0.15	(0.15)	0.00
Weighted average shares outstanding of Class B ordinary share, basic	8,125,000	–	8,125,000
Basic net income per share, Class B ordinary share	0.15	(0.15)	0.00
Weighted average shares outstanding of Class B ordinary share, diluted	8,125,000	–	8,125,000
Diluted net income per share, Class B ordinary share	0.15	(0.15)	0.00

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Loss from operations	(2,851,917)	–	(2,851,917)
Other income (expenses) :
Change in fair value of derivative warrant liabilities	6,104,920	–	6,104,920
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	6,256,250	(6,066,060)	190,190
Offering costs associated with derivative warrant liabilities	–	–	–
Income from investments held in Trust Account	1,323,982	–	1,323,982
Net income	10,833,235	(6,066,060)	4,767,175
Weighted average shares outstanding of Class A ordinary share, basic and diluted	32,500,000	–	32,500,000
Basic net income per share, Class A ordinary share	0.27	(0.15)	0.12
Weighted average shares outstanding of Class B ordinary share, basic	8,125,000	–	8,125,000
Basic net income per share, Class B ordinary share	0.27	(0.15)	0.12
Weighted average shares outstanding of Class B ordinary share, diluted	8,125,000	–	8,125,000
Diluted net income per share, Class B ordinary share	0.27	(0.15)	0.12
Statement of Changes in Shareholders’ Deficit:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount - accumulated deficit	(1,252,434)	6,066,060	4,813,626
Statement of Cash Flows:

	For the Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Net income	10,833,235	(6,066,060)	4,767,175
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(6,104,920)	–	(6,104,920)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(6,256,250)	6,066,060	(190,190)
Offering costs associated with derivative warrant liabilities	–	–	–
Income from investments held in Trust Account	(1,323,982)	–	(1,323,982)
Changes in operating assets and liabilities:
Prepaid expenses	458,459	–	458,459
Accounts payable	7,679	–	7,679
Accrued expenses	1,906,957	–	1,906,957
Net cash used in operating activities	(478,822)	–	(478,822)
Note 3—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The consolidated financial statements of the Company include its wholly-owned subsidiaries in connection with the Business Combination. All inter-company accounts and transactions are eliminated in consolidation
.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
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
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the consolidated balance sheets, except for derivative warrant liabilities (see note
10
).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised or expire. The initial fair value of the Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly,
32,500,000
 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.
The Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in
capital (if available) and accumulated deficit.
Net income per ordinary share
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the Over-allotment Units) and the private placement warrants to purchase an aggregate of 10,750,000 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic	$(173,252)	$(43,313)	$6,201,121	$1,772,180
Allocation of net income (loss), diluted	$(173,252)	$(43,313)	$6,186,773	$1,786,528
Denominator:
Basic weighted average ordinary shares outstanding	32,500,000	8,125,000	28,136,986	8,041,096
Diluted weighted average ordinary shares outstanding	32,500,000	8,125,000	28,136,986	8,125,000

Basic net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.22	$0.22

Diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.22	$0.22

Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes were not levied on the Company for the year ended December 31, 2022. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
Note 4—Initial Public Offering
On February 19, 2021, the Company consummated its Initial Public Offering of
32,500,000
 Units, including
2,500,000

Over-Allotment Units, at $
10.00
per Unit, generating gross proceeds of $
325.0
 million, and incurring offering costs of approximately $
18.5

million, of which approximately $11.4 million was for deferred underwriting commissions. The underwriters have 45 days from the effective date of the prospectus to exercise the remaining portion of its option to purchase up to
2,000,000
 Units at the Initial Public Offering price to cover over-allotments. On April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus,
500,000

Class B ordinary shares were forfeited. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $
6.3

million due under the underwriting agreement consummated in connection with the Initial Public Offering. On October 12, 2022, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement in connection with the Initial Public Offering. On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its rights to the deferred underwriting commissions in the amount of approximately $
5.1

million due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note
6
).
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
9
).
Note 5—Related Party Transactions
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
10
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
On October 3, 2022, the Company amended and restated the Promissory Note issued to the Sponsor to allow for an increase in available borrowings from time to time of an additional $500,000, for an aggregate principal amount of up to $1,250,000. The Promissory Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The Promissory Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) February 19, 2023 and (b) the date that the Company consummates an initial business combination and (iii) may be prepaid at any time. As of December 31, 2022 and 2021, the Company had borrowed $1.0 million and $250,000 in loans under the Promissory Note, respectively.
On January 27, 2023, the Company amended and restated the Promissory Note (the “A&R Promissory Note”) issued to the Sponsor to allow for an increase in available borrowings from time to time of an additional $250,000, for an aggregate principal amount of up to $1,500,000. The A&R Promissory Note was issued to allow for borrowings from time to time by the Company for working capital expenses. The A&R Promissory Note (i) bears no interest, (ii) is due and payable upon the earlier of (a) April 30, 2023 or (
b
) the date that the Company consummates an initial business combination and (iii) may be repaid at any time. As of January 31, 2023, there was $1.25 million outstanding under the A&R Promissory Note.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the years ended December 31, 2022 and 2021, the Company incurred expenses of $120,000 and $110,00 under this agreement, respectively. As of December 31, 2022 and 2021, the Company had accrued approximately $169,000 and $100,000 respectively, for services in connection with such agreement on the accompanying consolidated balance sheets in accounts payable.

Due to Related Parties
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in
connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account. As of December 31, 2022 and 2021 there was approximately $61,000 due to related parties.
Note 6—Commitments and Contingencies
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
Underwriting Agreement
The underwriters were entitled to an underwriting discount of $
0.20
 per unit, or $
6.5
 million in the aggregate, payable upon the closing of the Initial Public Offering. In addition, $
0.35

per unit, or approximately $
11.4

million
in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On September 27, 2022, Deutsche Bank Securities, Inc. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement of approximately $6.3 million. The Company derecognized approximately

$
6.1

million
of the commissions waiver allocated to Public Shares to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $190,000 as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities. On October 12, 2022, RBC Capital Markets, LLC irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement in connection with the Initial Public Offering. On October 29, 2022, Stifel, Nicolaus & Company, Inc. irrevocably waived its rights to the deferred underwriting commissions due under the underwriting agreement of approximately
$
5.1

million. The Company derecognized approximately $5.0 million of the commissions waiver allocated to Public Shares to the carrying value of the Class A ordinary shares subject to possible redemption and the remaining balance of approximately $156,000 as a gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Consulting Agreements
The Company has an agreement with third party consultant to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of December 31, 2022 and 2021, the Company has incurred approximately $
5.2
 million and $
5.0
 million, respectively, in contingent fees pursuant to these agreements. The Company recognized an expense for these services as of December 31, 2022 when the performance trigger was considered probable, which in this case occurred upon the closing of a Business Combination with Movella Inc.
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 32,500,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheet is reconciled on the following table:

Gross proceeds	$325,000,000
Less:
Fair value of Public Warrants at issuance	(9,880,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,947,372)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	27,827,372

Class A ordinary shares subject to possible redemption as of December 31, 2021	325,000,000
Plus:
Waiver of offering costs allocated to Class A ordinary shares subject to possible redemption	11,029,200
Less:
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	(7,492,812)

Class A ordinary shares subject to possible redemption as of December 31, 2022	$328,536,388

Note 8—Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no
preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 32,500,000 of Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).
Class B Ordinary Shares
—The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 28, 2020, the Company issued 7,906,250 Class B ordinary shares. On February 16, 2021, the Company effected a share dividend of 718,750 Class B ordinary shares to the Sponsor, resulting in there being an aggregate of 8,625,000 Class B ordinary shares outstanding. Of the of 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B
ordinary
shares would collectively represent 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option to purchase an additional 2,500,000 Units on February 19, 2021 and on April 2, 2021, the over-allotment option on the remaining Units expired unexercised by the underwriters; thus, 500,000 Class B ordinary shares were subsequently forfeited. As of December 31, 2022 and 2021, there were 8,125,000 Class B ordinary shares issued and outstanding.
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
Note 9 – Warrants
As of December 31, 2022 and 2021, the Company had 6,500,000 of Public Warrants and 4,250,000 of Private Placement Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement relating to the Public Warrants. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60 th
day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the
10-trading
day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price See “- Redemption of warrants when the price per class A ordinary share equals or exceeds $18.00” and “- Redemption of warrants when the price per class A ordinary share equals or exceeds $10.00” as described below.
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
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
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

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
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
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—money market fund	$328,636,388	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$—	$1,495,000	$—
Derivative warrant liabilities—Private placement warrants	$—	$977,500	$—

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—money market fund	$325,028,452	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$—	$3,835,000	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,507,500	$—
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities with an original maturity of 185 days or less. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. Subsequently in December 2021, the estimated fair value of Public Warrants was transferred from a Level 1 measurement to Level 2 measurement due to lack of trading activity. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022 and 2021.
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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—

Issuance of Public and Private Warrants	16,340,000
Transfer of Public Warrants to Level 1	(8,710,000)
Transfer of Private Warrants to Level 2	(5,695,000)
Change in fair value of derivative warrant liabilities	(1,935,000)

Derivative warrant liabilities at December 31, 2021	$—

Note 11—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred after the balance sheet date and up to the date consolidated financial statements were available to be issued. Based upon this review, except as noted in Note 1 and Note
5
, and as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On February 8, 2023, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) at which the Company’s shareholders considered and adopted, among other matters, the Business Combination Agreement and the business combination with Movella Inc. In connection with the Extraordinary General Meeting, holders of 28,961,090 Class A ordinary shares exercised their right to redeem those shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $294.2 million. Following such redemptions, 3,538,910 Class A ordinary shares remained outstanding, representing approximately $36.2 million cash in trust available
to the Company upon consummation of the business combination.