Form 10-Q
period 2023-03-31
Movella Holdings Inc.
filed 2023-05-12
CIK 1839132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-04321
____________________________
Movella Holdings Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	98-1575384
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 110, 3535 Executive Terminal Drive Henderson, NV	89052
(Address of Principal Executive Offices)	(Zip Code)
____________________________
(725) 238-5682
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.00001 par value per share	MVLA	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50	MVLAW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
The registrant had outstanding 50,907,431 shares of common stock as of May 8, 2023.

Part I - Financial Information
Item 1. Financial Statements
MOVELLA HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$62,096	$14,334
Accounts receivable, net of allowance for credit losses of $440 and $144 at March 31, 2023 and December 31, 2022	4,716	6,690
Inventories	6,570	5,164
Prepaid expenses and other current assets	5,657	3,274
Total current assets	79,039	29,462
Property and equipment, net	2,362	2,361
Goodwill	36,666	36,381
Intangible assets, net	843	5,807
Non-marketable equity securities	25,285	25,285
Capitalized equity issuance costs and other assets	1,735	4,265
Deferred tax assets	86	86
Right-of-use assets	3,107	3,281
Total assets	$149,123	$106,928
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,896	$5,967
Accrued expenses and other current liabilities	7,356	7,944
Line of credit and current portion of long-term debt	148	148
Current portion of deferred revenue	3,159	3,334
Payable to Kinduct sellers – current	—	4,303
Total current liabilities	14,559	21,696
Long-term portion of term debt	43,187	25,649
Convertible notes, net – related party (Note 12)	—	6,186
Warrant liabilities	1,513	—
Deferred revenue, net of current portion	1,389	1,344
Operating lease liabilities and other non-current liabilities	2,982	3,088
Total liabilities	63,630	57,963
Commitments and contingencies (Note 13)
Mezzanine equity

MOVELLA HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
Redeemable convertible preferred stock, $0.00001 par value. 0 shares authorized, issued, and outstanding at March 31, 2023; 3,207,472 shares authorized, issued and outstanding as of December 31, 2022; liquidation preference of $30,000 as of December 31, 2022	—	41,991
Non-redeemable convertible preferred stock, $0.00001 par value. 20,000,000 shares authorized, 0 shares issued, and outstanding at March 31, 2023; 29,524,294 shares authorized and 24,338,566 shares issued and outstanding as of December 31, 2022; liquidation preference of $146,548 as of December 31, 2022	—	143,192
Total mezzanine equity	—	185,183
Stockholders’ equity (deficit)
Common stock, $0.00001 par value. 900,000,000 shares authorized, 50,693,308 shares issued and outstanding at March 31, 2023; 46,430,391 shares authorized, 6,231,947 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	206,428	692
Accumulated other comprehensive loss	(1,386)	(1,646)
Accumulated deficit	(126,180)	(142,016)
Total Movella stockholders’ equity (deficit)	78,863	(142,969)
Non-controlling interest in subsidiaries	6,630	6,751
Total stockholders’ equity (deficit)	85,493	(136,218)
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$149,123	$106,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Product	$7,659	$8,100
Service	1,508	1,408
Total revenues	9,167	9,508
Cost of revenues
Product	2,361	3,589
Service	1,210	1,113
Total cost of revenues	3,571	4,702
Gross profit	5,596	4,806
Operating expenses
Research and development	2,904	3,536
Sales and marketing	3,480	3,440
General and administrative	3,957	3,337
Impairment of intangible assets	4,657	—
Total operating expenses	14,998	10,313
Loss from operations	(9,402)	(5,507)
Other income (expense)
Loss on debt extinguishment	(107)	—
Change in fair value of warrant liabilities	1,390	—
Debt issuance costs	(7,945)	—
Revaluation of debt, net	31,868	—
Interest expense	(172)	(400)
Interest income	256	4
Other income (expense), net	(115)	83
Income (loss) before income taxes	15,773	(5,820)
Income tax expense	58	15
Net income (loss)	15,715	(5,835)
Net loss attributable to non-controlling interests	(121)	(239)
Net income (loss) attributable to Movella Holdings Inc.	15,836	(5,596)
Deemed dividend from accretion of Series D-1 preferred stock	(316)	(659)
Net income (loss) attributable to common stockholders	$15,520	$(6,255)

Earnings per share attributable to common stockholders
Basic	$0.51	$(1.38)
Diluted	$0.36	$(1.38)
Weighted average shares used in computing earnings per share attributable to common stockholders
Weighted average shares outstanding, basic	30,440,497	4,529,543
Diluted	44,562,485	4,529,543
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$15,715	$(5,835)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	260	20
Comprehensive income (loss)	15,975	(5,815)
Comprehensive loss attributable to non-controlling interests	(121)	(239)
Comprehensive income (loss) attributable to Movella Holdings Inc.	$16,096	$(5,576)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Redeemable convertible preferred stock		Non-redeemable convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total
Balance, December 31, 2021	6,562,724	$39,307	49,792,827	$143,192	9,184,092	$1	$—	$1,431	$(109,601)	$7,383	$(100,786)
Retroactive conversion of shares due to Business Combination	(3,355,252)	—	(25,457,033)	—	(4,695,450)	—	—	—	—	—	—
Balance at December 31, 2021, as converted	3,207,472	39,307	24,335,794	143,192	4,488,642	1	—	1,431	(109,601)	7,383	(100,786)
Stock-based compensation expense	—	—	—	—	—	—	313	—	—	—	313
Accretion of Series D-1 convertible preferred stock	—	659	—	—	—	—	(418)	—	(241)	—	(659)
Issuance of common stock for exercise of options	—	—	—	—	88,217	—	87	—	—	—	87
Issuance of common stock warrants to Eastward	—	—	—	—	—	—	18	—	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	(5,596)	(239)	(5,835)
Balance, March 31, 2022	3,207,472	39,966	24,335,794	143,192	4,576,859	1	—	1,451	(115,438)	7,144	(106,842)
Balance, December 31, 2022	6,562,724	41,991	49,798,500	143,192	12,751,023	1	692	(1,646)	(142,016)	6,751	(136,218)
Retroactive conversion of shares due to Business Combination	(3,355,252)	—	(25,459,934)	—	(6,519,076)	—	—	—	—	—	—
Balance at December 31, 2022, as converted	3,207,472	41,991	24,338,566	143,192	6,231,947	1	692	(1,646)	(142,016)	6,751	(136,218)
Stock-based compensation expense	—	—	—	—	—	—	664	—	—	—	664
Accretion of Series D-1 convertible preferred stock prior to close of Business Combination Agreement	—	316	—	—	—	—	(316)	—	—	—	(316)
Issuance of common stock for exercise of options prior to close of Business Combination Agreement	—	—	—	—	3,970	—	10	—	—	—	10
Issuance of common stock upon conversion of Preferred stock	(3,207,472)	(42,307)	(24,338,566)	(143,192)	27,583,963	—	185,499	—	—	—	185,499
Issuance of common stock in connection with Business Combination Agreement, net of redemptions and transaction costs	—	—	—	—	15,954,708	—	13,359	—	—	—	13,359
Issuance of common stock upon conversion of Convertible notes	—	—	—	—	651,840	—	6,520	—	—	—	6,520
Issuance of common stock upon conversion of Legacy Movella warrants	—	—	—	—	266,880	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	260	—	—	260
Net income (loss)	—	—	—	—	—	—	—	—	15,836	(121)	15,715
Balance, March 31, 2023	—	$—	—	$—	50,693,308	$1	$206,428	$(1,386)	$(126,180)	$6,630	$85,493
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$15,715	$(5,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	672	1,852
Stock-based compensation expense	664	313
Allowance for credit losses	296	—
Impairment of intangible assets	4,657	—
Unrealized loss on marketable securities	—	58
Non-cash interest expense from note accretion	61	76
Non-cash interest expense from deferred payout accretion	57	—
Amortization of debt discount and debt issuance costs	52	69
Gain on change in fair value of warrant liabilities	(1,390)	—
Gain on revaluation of debt, net	(31,868)	—
Loss on debt extinguishment	107	—
Debt issuance costs	7,945	—
Right-of-use assets	174	—
Changes in operating assets and liabilities:
Accounts receivable	1,788	728
Inventories	(1,229)	(1,063)
Prepaid expenses and other assets	(1,408)	(50)
Other assets	(1,594)	10
Accounts payable	629	(1,046)
Accrued expenses and other liabilities	(397)	(297)
Deferred revenue	(235)	514
Other liabilities	(136)	(74)
Net cash used in operating activities	(5,440)	(4,745)
Cash flows from investing activities
Purchase of intangibles	(15)	(153)
Purchases of property and equipment	(191)	(215)
Net cash used in investing activities	(206)	(368)
Cash flows from financing activities
Proceeds from Venture Linked Notes	75,000	—
Payment of debt issuance costs	(8,791)	—
Proceeds from Business Combination	36,048	—
Payment of equity issuance costs	(18,682)	—
Repayment of loans using proceeds from Venture Linked Notes	(25,557)	—
Proceeds from term loans and revolving line of credit, net	—	943
Proceeds from issuance of convertible notes	—	4,873
Principal payments of loans	—	(280)
Proceeds from the exercise of stock options	10	87
Payment of deferred payout to Kinduct sellers	(4,360)	—
Net cash provided by financing activities	53,668	5,623

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Effect of foreign exchange rate changes on cash and equivalents	(260)	(219)
Net increase in cash and cash equivalents	47,762	291
Cash and cash equivalents
Beginning of period	14,334	11,166
End of period	$62,096	$11,457
Supplemental disclosures of cash flow information
Cash paid for interest	$557	$207
Cash paid for taxes, net of refunds	59	47
Supplemental disclosure of non-cash financing activity
Accretion of Series D-1 convertible preferred Stock	$316	$659
Issuance of convertible notes in exchange for Kinduct deferred payout	—	1,148
Issuance of warrants to lender	—	18
Right-of-use assets obtained in exchange for operating lease liabilities	—	4,280
Issuance of common stock upon conversion of Convertible notes	6,520	—
Issuance of common stock upon conversion of preferred stock	185,499	—
Acquisition of warrant liabilities	2,903	—
Capitalized equity issuance costs applied to proceeds	4,248	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Overview and Summary of Significant Accounting Policies
Description of Business
Movella Holdings Inc. ( the "Company" or "New Movella" or "Movella) is a global full-stack provider of integrated sensors, software, and analytics that enable the digitization of movement. Movella’s solutions accelerate innovation and enable our customers, partners, and users to create extraordinary outcomes. Movella powers real-time character movement in digital environments, transforms movement into digital data that provides meaningful and actionable insights, renders digitized movement to enable the creation of sophisticated and true-to-life animated content, creates new forms of monetizable IP with unique biomechanical digital content, and provides spatial movement orientation and positioning data. Partnering with leading global brands such as Electronic Arts, EPIC Games, 20th Century Studios, Netflix, Toyota, Siemens and over 2,000 customers in total, Movella currently serves the entertainment, health and sports, and automation and mobility markets. Additionally, Movella believes it is well-positioned to provide critical enabling solutions for applications in emerging high-growth markets such as the Metaverse, next-generation gaming, live streaming, digital health, and autonomous robots with recently introduced offerings and products currently in development.
Movella Inc. (“Legacy Movella”) was incorporated in the state of Delaware on August 14, 2009. Previously the Company was known as mCube Inc, and on September 27, 2021, the Company was renamed to MovellaTM. The Company is headquartered in Henderson, Nevada and has subsidiaries in the Netherlands, Canada, United States, Taiwan, China, and India.
Merger with Pathfinder Acquisition Corporation
On February 10, 2023, (the “Closing Date”), Movella Holdings Inc., a Delaware corporation (formerly known as Pathfinder Acquisition Corporation (“Pathfinder”)), consummated the previously announced business combination (the “Business Combination”) contemplated by that certain Business Combination Agreement, dated October 3, 2022 (the “Business Combination Agreement”), by and among Pathfinder, Motion Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Pathfinder (“Merger Sub”) and Movella Inc., a Delaware corporation.
On the Closing Date, promptly following the consummation of the Domestication, Merger Sub merged with and into Movella (the “Merger”), with Movella continuing as the surviving company in the Merger and, after giving effect to the Merger, Movella became a wholly owned subsidiary of New Movella (the time that the Merger became effective being referred to as the “Effective Time”). Pathfinder’s Class A ordinary shares, public warrants and the Pathfinder Units were historically quoted on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “PFDR,” “PFDRW,” and “PFDRU,” respectively. On the Closing Date, the Pathfinder Units automatically separated into the component securities and, as a result, no longer trade as a separate security. On February 13, 2023, the New Movella Common Stock and warrants began trading on Nasdaq under the symbols “MVLA” and “MVLAW,” respectively. See Note 4. Reverse Recapitalization for additional information.

The Company accounted for the Business Combination as a reverse recapitalization whereby Legacy Movella was determined as the accounting acquirer and PFDR as the accounting acquiree. This determination was primarily based on:
• Legacy Movella stockholders having the largest voting interest in New Movella;
• the board of directors of New Movella having seven members, and Legacy Movella’s former stockholders having the ability to nominate the majority of the members of the board of directors;
• Legacy Movella management continuing to hold executive management roles for the post-combination company and being responsible for the day-to-day operations;
• the post-combination company assuming the Legacy Movella name;
• New Movella maintaining the pre-existing Legacy Movella headquarters; and
• the intended strategy of New Movella being a continuation of Legacy Movella’s strategy.
Accordingly, the Business Combination was treated as the equivalent of Legacy Movella issuing stock for the net assets of Pathfinder, accompanied by a recapitalization. The net assets of Pathfinder are stated at historical cost, with no goodwill or other intangible assets recorded.

While Pathfinder was the legal acquirer in the Business Combination, because Legacy Movella was determined as the accounting acquirer, the historical financial statements of Legacy Movella became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in the accompanying unaudited interim condensed consolidated financial statements reflect (i) the historical operating results of Legacy Movella prior to the Business Combination; (ii) the combined results of the Company and

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Legacy Movella following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Movella at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In connection with the Business Combination, the Company has converted the equity structure for the periods prior to the Business Combination to reflect the number of shares of New Movella’s common stock issued to Legacy Movella’s stockholders in connection with the recapitalization transaction. As such, the shares, corresponding capital amounts and earnings per share, as applicable, related to Legacy Movella’s convertible preferred stock and common stock prior to the Business Combination have been retroactively converted as shares by applying the exchange ratio of approximately 0.4887 established in the Business Combination.

As of March 31, 2023, the Company incurred a total of $29.2 million of business combination related costs which principally consisted of advisory, legal, other professional fees, debt discount and debt issuance costs. The Company expensed $1.6 million related to the Venture Linked Notes in the twelve months ended December 31, 2022 and an additional $7.9 million related to the Venture Linked Notes in the three months ended March 31, 2023. Upon consummation of the business combination agreement in February 2023, $19.7 million of transaction costs have been recorded as a reduction in the proceeds from the business combination.
Basis of Presentation and Principles of Consolidation
The information contained herein has been prepared by Movella Holdings Inc. (the “Company”) in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and joint ventures in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2023 and the results of the Company’s operations for the three months ended March 31, 2023 and 2022 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s financial statements for the year ended December 31, 2022. There were no material changes to our significant accounting policies and estimates during the three months ended March 31, 2023 with the exception of the addition of policies relating to the FP Venture Linked Notes and assumed warrant liabilities. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Liquidity
The Company has prepared its condensed consolidated financial statements assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and net cash used in operating activities including a net loss from operations of $9.4 million and net cash used in operating activities of $5.4 million for the three months ended March 31, 2023. The Company has cash, cash equivalents, and marketable securities of $62.1 million; there are restrictions on the Company’s ability to transfer cash and cash equivalents of $0.2 million held outside of the U.S. by its subsidiaries in China and $1.0 million held by its joint venture entity in China as of March 31, 2023. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its investors to fund operations, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations.
On February 10, 2023, the Company consummated the Business Combination Agreement with Pathfinder Acquisition Corporation whereby through a series of transactions, the Company received approximately $58.0 million of net cash proceeds after transaction costs and repayment of debt. See Note 4. Reverse Recapitalization for additional details.
The Note Purchase Agreement also contains a financial covenant requiring the Company and its subsidiaries to achieve positive EBITDA on a consolidated basis for the most recently ended four-quarter period, commencing with the last day of the fiscal quarter ending June 30, 2024 and as of the last day of each fiscal quarter thereafter.
With the cash, cash equivalents, and marketable securities on hand at March 31, 2023, the Company believes the actions it has taken, and the measures it may take in the future, will provide sufficient liquidity to fund operations and capital expenditures over the next twelve months.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company may seek to raise additional capital, which could be in the form of loans, convertible debt or equity, to fund future operating requirements and capital expenditures. The Company’s liquidity is highly dependent on its ability to increase revenues, control operating costs, and raise additional capital. The Company continues to closely monitor expenses to assess whether any immediate changes are necessary to enhance its liquidity. There can be no assurance that the Company will be able to raise additional capital on favorable terms, or execute on any other means of improving liquidity as described above.
Reclassification
Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three months ended March 31, 2022 to conform to the current period’s condensed consolidated financial statement presentation. The reclassifications had no impact on total revenues, expenses, assets, liabilities, stockholders’ deficit, cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities for all periods presented.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Such estimates include, but are not limited to, measurement of valuation allowances relating to accounts receivable, inventories and deferred tax assets; estimates of future payouts for customer incentives and allowances and warranties; uncertain tax positions; incremental borrowing rates; fair values of stock-based compensation, fair value of embedded derivatives, fair value of the Venture Linked Notes, and valuation of common stock, preferred stock and warrants; estimates and assumptions used in connection with business combinations; useful lives of long-lived assets including intangible assets and property and equipment; revenue recognition; and future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of March 31, 2023. However, these estimates may change as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Significant Risks and Uncertainties
The Company is subject to those risks common in the technology industry and also those risks common to early stage companies including, but not limited to, the possibility of not being able to successfully develop or market its products as forecasted, technological obsolescence, competition, dependence on key personnel and key external alliances, the successful protection of its proprietary technologies, compliance with government regulations, and the possibility of not being able to obtain additional financing when needed.
Segment Reporting
The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”). The CODM allocates resources and makes operating decisions based on financial information presented on a consolidated basis. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company. Accordingly, the Company has determined that it has a single reportable segment and operating segment structure.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months of less at the time of purchase. Cash and cash equivalents include demand deposits and money market accounts. Interest is accrued as earned. Cash and cash equivalents are recorded at cost, which approximates fair value. Approximately $3.5 million and $4.1 million of the Company’s cash and cash equivalents balance were held outside of the U.S. as of March 31, 2023 and December 31, 2022, respectively. There are restrictions on the Company’s ability to transfer cash and cash equivalents of $0.2 million held outside of the U.S. by its subsidiaries in China and $1.0 million held by its joint venture entity in China as of March 31, 2023.
Debt Instruments

Venture Linked Notes

As permitted under ASC 825, Financial Instruments the Company has elected the fair value option to account for its Francisco Partners Venture Linked Notes (the “Venture Linked Notes”) primarily to avoid the separate recognition of certain linked instruments in the consolidated statements of operations. In accordance with ASC 825, the Company records the Venture Linked Notes at fair value with changes in fair value recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. As a result of applying the fair value option, $0.8 million of direct costs and fees related to the Pre-Close Notes and $1.6 million related to the Venture Linked Notes was expensed during the year ended December 31, 2022 and an additional $7.9 million related to the Venture Linked Notes was expensed upon consummation of the Business Combination Agreement in February 2023.
Deferred Payout
On September 23, 2020, the Company acquired 100% of the issued and outstanding equity of Kinduct Technology, Inc. (“Kinduct”), a privately held company, in the business of developing intelligent health, fitness, and sport performance software. Related to the acquisition of Kinduct the Company agreed to three deferred cash installment payments totaling $10.0 million with a fair value of $9.4 million. The deferred payout schedule was $2.0 million due on March 23, 2021, $2.0 million due on September 23, 2021, and $6.0 million due on March 23, 2022. As of December 31, 2022, the Company had paid $4.0 million for the first two deferred cash installment payments with the remaining $6.0 million of installment payments partially satisfied with an exchange of $1.1 million owed under the deferred payout for convertible notes. See Note 5. Debt and Note 12. Related Party Transactions for more information on the convertible notes. Any amounts that were due and payable under the deferred payout agreement were accruing interest at 12% until paid in full. On December 16, 2022, the Company reached an agreement with the former owners of Kinduct to satisfy in full the remaining balance of the deferred payout, with $1.0 million paid on December 20, 2022 and quarterly installments of $0.5 million due beginning March 31, 2023 unless an Acceleration Event occurs. On February 10, 2023, an Acceleration Event occurred and the Company satisfied the deferred payout liability in full on February 13, 2023.
Debt and Equity Issuance Costs

Debt and equity issuance costs, which primarily consist of direct and incremental banking, legal, accounting, consulting, and printing fees relating to the merger transaction described in Note 4. Reverse Recapitalization, are allocated between the debt and equity elements of the transaction. Debt issuance costs of $7.9 million relating to the Venture Linked Notes have been expensed in the three months ended March 31, 2023, as the Company elected the fair value option for the Venture Linked Notes which closed on February 10, 2023. The Company recorded $19.7 million of equity issuance costs as a reduction in proceeds received from the business combination.
Acquired Intangible Assets
The Company’s intangible assets include developed technology, customer relationships, patents, trademarks and non-compete agreements. Intangible assets are stated at cost less accumulated amortization and are amortized over their estimated useful lives using the straight-line method. Acquired intangible assets and long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable. For the three months ended March 31, 2023 and 2022, the Company recognized $4.7 million and nil, respectively, of impairment losses.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warrant Liabilities

In connection with the Closing, all 596,435 Legacy Movella warrants were net exercised for 546,056 common shares of Legacy Movella which were then converted into 266,880 shares of New Movella common stock based on the Exchange Ratio of approximately 0.4887.

Upon the Closing of the Business Combination, the Company assumed 6,500,000 public warrants and 4,250,000 private placement warrants that were previously issued by PFDR. Each public warrant and private placement warrant is exercisable for 1 share of New Movella common stock at an exercise price of $11.50.

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private warrants, both of which do not meet the criteria for equity classification and are accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private warrants is estimated using a binomial option pricing model. For the three months ended March 31, 2023 and 2022 the Company recorded a gain on change in fair value of the warrant liabilities of $1.4 million and nil, respectively.
Non-marketable Equity Securities
The Company’s non-marketable equity securities primarily comprise of shares of a privately held company which the Company received in 2021 as consideration for a licensing arrangement. The Company does not have significant influence over the privately held company and these equity securities do not have readily determinable fair values, as such the Company accounted for these equity securities using a measurement alternative in accordance with ASC 321, Investments—Equity Securities, which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.
The Company determined that there were no transactions with observable prices related to the non-marketable equity securities, and that there were no indicators of impairment related to the non-marketable equity securities for the three months ended March 31, 2023.
Preferred Stock Redemption and Classification
The Series D-1 convertible redeemable preferred stock (the “Series D-1 Preferred Stock”) contained a liquidation preference whereby holders of the Series D-1 Preferred Stock were entitled to receive consideration equal to their original issue price plus all declared but unpaid dividends, prior to payment to the holders of other series of convertible preferred stock or the holders of common stock. As such, the holders of the Series D-1 Preferred Stock could receive cash entirely while the holders of subordinated equity instruments could receive nothing or cash plus other assets of the company, which is not the same form of consideration as the holders of the Series D-1 Preferred Stock. Likewise, the Series E Preferred Stock has a liquidation preference to the Series D Preferred Stock, Series C Preferred Stock, and Series B and Series A Preferred Stock. The Series D Preferred Stock has a liquidation preference to the Series C Preferred Stock, and Series B and Series A Preferred Stock. The Series C Preferred Stock has a liquidation preference to Series B and Series A Preferred Stock. The Series B and Series A Preferred Stock have a liquidation preference to the Common Stock.
The Series D-1 Preferred Stock was redeemable at a price per share equal to the original issue price of $4.5713 per share, plus an amount per share equal to 8% of the original issue price for each year following the original issue date, not more than 60 days after receipt of a written notice from a majority of the Series D-1 shareholders by the Company at any time on or after September 28, 2023.
As the preferred stockholders had the ability to control a majority of the votes of the board of directors, a deemed redemption could have occurred that was in the control of the preferred stockholders and outside the control of the Company, and holders of common stock may not have received the same form of consideration as the holders of the preferred stock, the Company concluded that the preferred stock was redeemable at the option of the holder and should be classified in mezzanine equity on the condensed consolidated balance sheets. Upon consummation of the Business

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Combination Agreement on February 10, 2023, all series of Preferred Stock converted into common stock. Refer to Note 4. Reverse Recapitalization for more information.
Lease Accounting
The Company determines if an arrangement is a lease at inception. The Company’s operating lease agreements are primarily for real estate and are included within right-of-use assets, net, accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheets. The Company elected the practical expedient to combine its lease and related non-lease components for all its leases. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Variable lease payments that do not depend on an index or rate are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. ROU assets also include any lease prepayments made and exclude lease incentives. Many of the Company’s lease agreements include options to extend the lease, which are not included in the Company’s minimum lease terms unless they are reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023 which did not have a material impact on its condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for private companies’ fiscal years beginning after December 15, 2023, respectively, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the timing of adoption and the impact of this ASU on its condensed consolidated financial statements.
2.    Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$2,986	$2,758
Work-in-progress	1,231	1,132
Finished goods	2,353	1,274
	$6,570	$5,164
The amount recorded as charges to cost of revenues, representing inventories considered obsolete and unsaleable was insignificant for the three months ended March 31, 2023 and 2022.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid and financed insurance	$1,513	$—
Prepaid expenses	1,409	1,029
Value added tax receivable	900	446
Contract assets	—	197
Vendor prepaid	287	—
Government tax receivables	1,419	1,416
Other assets	129	186
	$5,657	$3,274
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Office equipment	$157	$157
Computer hardware and software	2,081	2,017
Lab equipment	2,802	2,864
Furniture and fixtures	553	545
Leasehold improvements	1,087	1,069
Gross book value	6,680	6,652
Less: accumulated depreciation and amortization	(4,318)	(4,291)
	$2,362	$2,361
Depreciation and amortization expense on property and equipment were $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation and employee benefits	$2,189	$2,999
Accrued professional services	1,243	1,909
Financed insurance	912	—
Accrued valued added and other taxes	508	399
Accruals for purchases received	607	751
Current operating lease liabilities	483	593
Accrued TAS legal settlement	—	325
Other current liabilities	1,414	968
	$7,356	$7,944

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.    Fair Value Measurements
The Company categorizes assets and liabilities recorded at fair value on the Company’s condensed consolidated balance sheets based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
•Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2—Inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.
•Level 3—Inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of their short maturities, the Venture Linked Notes are carried at fair value due to the Company's election of the ASC 825 fair value option, while the convertible notes and the deferred payout owed to the sellers of Kinduct were carried at amortized cost, with the convertible notes adjusted for changes in fair value of the embedded derivative. As of March 31, 2023 and December 31, 2022, the carrying amount of the Venture Linked Notes was $42.9 million and zero, respectively. Refer to Note 5. Debt for additional information on the Venture Linked Notes.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis as of March 31, 2023 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents
Money market funds	$50,119	$—	$—	$50,119
Total assets	$50,119	$—	$—	$50,119
Financial Liabilities
Venture Linked Notes	$—	$—	$42,874	$42,874
Public warrants	876	—	—	876
Private warrants	—	637	—	637
Total liabilities	$876	$637	$42,874	$44,387

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis as of December 31, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents
Money market funds	$11	$—	$—	$11
Marketable equity securities	2	—	—	2
Total assets	$13	$—	$—	$13
Financial Liabilities
Pre-Close Notes	$—	$—	$25,300	$25,300
Embedded derivative in convertible notes	—	—	60	60
Total liabilities	$—	$—	$25,360	$25,360
Level 1 instruments include highly liquid money market funds classified as cash equivalents and the public warrants. The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and the public warrants. As of March 31, 2023 and December 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity. The estimated fair value of the available-for-sale marketable equity securities may not be representative of values that will be realized in the future.
Level 2 instruments include the Private warrants, whose fair value is primarily determined using quoted prices for the Public warrants.
Level 3 instruments include the Venture Linked Notes and the warrant liabilities assumed in connection with the Business Combination Agreement.
Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on February 10, 2023 at a fair value of $1.8 million. As of March 31, 2023, the estimated fair value of the public warrants was $0.9 million. The non-cash gain of $0.9 million resulting from the change in fair value of the public warrants between February 10, 2023, and March 31, 2023 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.
Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on February 10, 2023 at a fair value of $1.1 million and was primarily determined based on the quoted price of the public warrants. As of March 31, 2023, the estimated fair value of the private placement warrants was $0.6 million. The non-cash gain of $0.5 million resulting from the change in fair value of the private placement warrants between February 10, 2023, and March 31, 2023 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the three months ended March 31, 2023.

Venture Linked Notes
The Company elected the fair value option per ASC 825 for the Venture Linked Notes, accordingly the estimated fair value of the Venture Linked Notes at March 31, 2023 was determined using a binomial lattice model with significant assumptions including Movella's stock price, dividend yield, expected volatility, the risk-free rate, the discount rate, the term of the instrument, and lattice model inputs such as movement up or down and the probability of such movements. Changes in the fair value of the Venture Linked Notes and Pre-Close Notes totaling a net gain of $31.9 million and zero for the three months ended March 31, 2023 and 2022 are included in the Company’s consolidated statement of operations within other income (expense), net within the caption “Revaluation of debt, net”. As of March 31, 2023, the $75.0 million

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
principal amount of Venture Linked Notes had a fair value of $42.9 million. The fair value of the Venture Linked Notes was determined using a binomial lattice model with the following key assumptions:

	March 31, 2023	February 10, 2023
Term	4.9 years	5.0 years
Stock price	$1.36 per share	$8.58 per share
Dividend yield	—%	—%
Expected volatility	67.5%	67.5%
Risk-free rate	3.7%	3.9%
Risky rate	26.6%	25.6%
Movement up	1.15	1.15
Movement down	0.87	0.87
Probability up	47.1%	47.1%
Probability down	52.9%	52.9%
There were no transfers between fair value measurement levels during any presented period.
4.    Reverse Recapitalization

On February 10, 2023, Movella and Pathfinder consummated the transactions contemplated by the Business Combination Agreement. In connection with the Closing, each share of preferred stock of Legacy Movella was converted into common stock and, immediately thereafter, each share of common stock of Legacy Movella that was issued and outstanding immediately prior to the effective time of the Business Combination (other than excluded shares as contemplated by the Business Combination Agreement) was canceled and converted into the right to receive approximately 0.4887 shares (the “Exchange Ratio”) of New Movella common stock. At the Closing, each option to purchase Legacy Movella’s common stock, whether vested or unvested, was assumed and converted into an option to purchase a number of shares of New Movella common stock in the manner set forth in the Business Combination Agreement.

On November 14, 2022, Movella, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and FP Credit Partners Phoenix II, L.P. and FP Credit Partners II, L.P., as purchasers (the “FP Purchasers”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which, (a) Movella issued and sold to the FP Purchasers, and the FP Purchasers purchased, the Pre-Close Notes and (b) subject to the fulfillment of certain conditions precedent (including the consummation of the Merger), Movella agreed to issue and sell to the FP Purchasers, and the FP Purchasers agreed to purchase, on the Closing Date, the Venture Linked Notes, in each case, for the consideration, as set forth in the Note Purchase Agreement.

In exchange for the entry into a Transaction Support Agreement for the FP Shares, pursuant to which the FP Purchasers agreed to, among other matters, refrain from redeeming the FP Shares (outside of certain circumstances), the Note Purchase Agreement provides that Movella issued and FP purchased notes evidencing the Venture Linked Notes, the deemed proceeds of which were used to, among other things, refinance the Pre-Close Notes in their entirety. Pursuant to the Venture Linked Notes, Movella Holdings has the right, subject to certain exceptions, to cause FP to sell all or a portion of the FP Shares at any time at its sole discretion over the life of the Venture Linked Notes, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the outstanding obligations under the Venture Linked Notes upon repayment of the Venture Linked Notes in full or a refinancing event. The Venture Linked Notes will mature five years after the Closing Date.

On December 5, 2022, the FP Purchasers commenced (within the meaning of Rule 14d-2 promulgated under the Exchange Act) the Tender Offer. On the terms and subject to the conditions set forth in the Offer to Purchase and Letter of Transmittal, each dated as of December 5, 2022, the Tender Offer was due to expire at 11:59 p.m., Eastern Time, on January 4, 2023 (the “Expiration Time”). Prior to the Expiration Time, on January 4, 2023, the FP Purchasers irrevocably and unconditionally terminated the Tender Offer. As a result of this termination, no Class A ordinary shares were purchased in the Tender Offer, all Class A ordinary shares previously tendered and not withdrawn were promptly returned to tendering holders, and FP purchased 7.5 million shares of New Movella Common Stock in the FP Private Placement.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In connection with the Note Purchase Agreement, Pathfinder and the FP Purchasers entered into an agreement (the “Equity Grant Agreement”) that provides for the issuance of 1.0 million shares of New Movella Common Stock by New Movella to the FP Purchasers on the Closing Date, subject to and conditioned upon the Merger occurring, and the full deemed funding of the Venture Linked Notes and the acquisition by the FP Purchasers or its affiliates of 7.5 million shares of New Movella Common Stock in the FP Private Placement. As the issuance of the 1.0 million shares under the Equity Grant Agreement was negotiated by Pathfinder concurrently with the Note Purchase Agreement and represents an obligation of Pathfinder as of the Closing, Pathfinder recognized the expense associated with the fair value of the issuance of these shares immediately prior to the consummation of the Merger. In connection with the Merger, New Movella assumed all issued and outstanding Pathfinder ordinary shares and converted the Pathfinder ordinary shares to shares of New Movella, as described further below.

The Company accounted for the Business Combination as a reverse recapitalization whereby Legacy Movella was determined as the accounting acquirer and Pathfinder as the accounting acquiree. Refer to Note 1. Overview and Summary of Significant Accounting Policies, for further details. Accordingly, the Business Combination was treated as the equivalent of Legacy Movella issuing stock for the net assets of Pathfinder, accompanied by a recapitalization. The net assets of Pathfinder are stated at historical cost, with no goodwill or other intangible assets recorded.

Upon the closing of the Transactions and the issuance of the Venture Linked Notes, the Company received total gross proceeds of $111.0 million, which consisted of $36.0 million from Pathfinder’s trust and $75.0 million from the Venture Linked Notes. Such gross proceeds were offset by $27.5 million of transaction costs, which principally consisted of advisory, legal and other professional fees, and were allocated to the fair value of the equity issued on the Closing Date, as detailed below, and the Venture Linked Notes and Pathfinder warrants on a relative fair value basis. The transaction costs allocated to the equity issued on the Closing Date were accounted for as a reduction in additional paid-in capital, and the transaction costs allocated to the Venture Linked Notes and Pathfinder warrants were expensed immediately on the Closing Date. Debt repayments, inclusive of accrued but unpaid interest, of $25.6 million were paid in conjunction with the Closing, which consisted of a $25.6 million repayment of the Pre-Close Notes.

Upon the consummation of the Merger, New Movella adopted a single class stock structure pursuant to which the following events contemplated by the Business Combination Agreement occurred, based on Legacy Movella’s capitalization as of February 10, 2023:

•All 56,361,224 issued and outstanding shares of Legacy Movella redeemable convertible preferred stock were converted into 56,438,820 shares of Legacy Movella common stock at the conversion rate as calculated pursuant to Legacy Movella’s certificate of incorporation;
•All of the outstanding principal and accrued interest on the convertible notes of Legacy Movella were converted into 1,333,712 shares of Legacy Movella common stock at the conversion rate as calculated pursuant to the terms of each of the Legacy Movella convertible notes;
•All 596,435 issued and outstanding warrants of Legacy Movella were net exercised in exchange for 546,056 shares of Legacy Movella common stock pursuant to the terms of the applicable warrant agreement;
•All 71,077,736 issued and outstanding shares of Legacy Movella common stock (including 12,759,148 shares of Legacy Movella common stock, 56,438,820 shares of legacy Movella common stock resulting from the conversion of the Legacy Movella redeemable convertible preferred stock, 1,333,712 shares from the conversion of Legacy Movella convertible notes, and 546,056 shares from the the net exercise of Legacy Movella warrants) were converted into 34,738,600 shares of New Movella common stock (including 6,235,917 shares of Legacy Movella common stock, 27,583,963 shares of legacy Movella common stock resulting from the conversion of the Legacy Movella redeemable convertible preferred stock, 651,840 shares from the conversion of Legacy Movella convertible notes, and 266,880 shares from the the net exercise of Legacy Movella warrants) after giving effect to the Exchange Ratio of approximately 0.4887 as calculated in accordance with the Business Combination Agreement; and
•All 11,637,195 granted and outstanding unexercised Legacy Movella options were converted into 5,687,048 New Movella options exercisable for shares of New Movella common stock with the same terms and vesting conditions except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio of approximately 0.4887 as calculated in accordance with the Business Combination Agreement.

In connection with the Closing of the Merger:

•All 3,354,708 issued and outstanding non-redeemed Pathfinder Class A ordinary shares were converted into 3,354,708 shares of New Movella common stock on a one-for-one basis in accordance with the Business Combination Agreement. Pathfinder’s public shareholders holding 29,145,292 Pathfinder Class A ordinary shares elected to redeem their shares prior to the Closing;

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
•Pathfinder Acquisition LLC, a Delaware limited liability company (the “Sponsor”) forfeited approximately 50.0 percent, or 4,025,000 shares of Pathfinder Class B ordinary shares held by the Sponsor (“Sponsor Shares”) at the Closing in accordance with the Sponsor Letter Agreement for no consideration. The remaining 4,100,000 issued and outstanding Pathfinder Class B ordinary shares were converted into 4,100,000 shares of New Movella common stock on a one-for-one basis in accordance with the Business Combination Agreement;
•All 7,500,000 issued and outstanding FP Shares were converted into 7,500,000 shares of New Movella common stock;
•All 1,000,000 shares of New Movella common stock were issued to the FP Purchasers in accordance with the Equity Grant Agreement;
•All 4,250,000 issued and outstanding Pathfinder private placement warrants were converted into 4,250,000 New Movella warrants that each represent the right to acquire one share of New Movella common stock for $11.50; and
•All 6,500,000 issued and outstanding Pathfinder public warrants were converted into 6,500,000 New Movella warrants that each represent the right to acquire one share of New Movella common stock for $11.50.
5.    Debt
The following table summarizes the outstanding borrowings as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Venture Linked Notes	$75,000	$—
Pre-Close Notes	—	25,300
Convertible notes - related party	—	6,345
ACOA Loans	461	497
Add: fair value of embedded derivative in convertible notes	—	60
Less: unamortized debt discounts and issuance costs	—	(219)
Less: fair value adjustment on Venture Linked Notes	(32,126)	—
Total debt	$43,335	$31,983
Classification:
Line of credit and current portion of long-term debt	$148	$148
Long-term portion of term debt	43,187	25,649
Convertible notes, net – related party	—	6,186
Term loans
Pre-Merger Senior Secured Notes and Venture Linked Notes
On November 14, 2022, the Company and certain of its subsidiaries, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and Credit Partners II AIV, L.P. and FP Credit Partners Phoenix II AIV, L.P., as purchasers (the “Purchasers”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which, (a) the Company issued and sold to the Purchasers, and the Purchasers purchased, senior secured notes of the Company in an aggregate original principal amount of $25 million (the “Pre-Close Facility” or "Pre-Close Notes"), and (b) subject to the fulfillment of certain conditions precedent (including the consummation of the Merger), the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase, on the Closing Date, senior secured venture-linked notes in an aggregate original principal amount of $75 million (the “VLN Facility”), in each case, for the consideration (including via a deemed sale and purchase, as applicable), as set forth in the Note Purchase Agreement.
The obligations of the Company under the Note Purchase Agreement are guaranteed by certain of its subsidiaries and secured by substantially all of the Company’s and such subsidiaries’ assets. Upon consummation of the Merger, New Movella will also be required to become a secured guarantor of the obligations under the Note Purchase Agreement.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The commitment to provide the VLN Facility terminates upon the earliest to occur of (i) the termination of the Business Combination Agreement in accordance with its terms prior to the Closing Date and (ii) April 30, 2023, if the Merger has not been consummated on or prior to April 30, 2023 (the “VLN Termination Date”). The Merger was consummated on February 10, 2023 and thus the Closing Date occurred.
The proceeds of the Pre-Close Facility were used, in part, to refinance certain existing debt of the Company and its subsidiaries and to pay a portion of the transaction expenses associated with the financing arrangements contemplated by the Commitment Letter (the “FP Financing”), with the remaining proceeds available for growth and working capital and general corporate purposes. A portion of the proceeds of the VLN Facility were used on the Closing Date to refinance the Pre-Close Facility and to pay transaction expenses associated with the FP Financing. After the Closing, the remaining proceeds of the VLN Facility are available for growth and working capital and general corporate purposes.
The interest rate per annum applicable to notes under the Note Purchase Agreement is 9.25%. With respect to the notes evidencing the VLN Facility, interest is paid in kind on the last business day of each calendar quarter commencing with the calendar quarter ending immediately after the Closing Date. Interest is also payable in cash on the Closing Date or the date of any prepayment or repayment of notes (subject however, in certain cases, to the payment of a contractual return, if such contractual return is greater than the amount of all accrued and unpaid interest (other than default interest, if any)). Subject to certain exceptions in connection with certain qualified refinancing events and the repayment of the Pre-Close Facility on the Closing Date, on the date of any voluntary or mandatory prepayment or acceleration of the notes under the Note Purchase Agreement, a scheduled contractual return is required to be paid, if greater than the amount of all accrued and unpaid interest (other than default interest, if any). When such contractual return is paid, such contractual return will be deemed to constitute payment of all accrued and unpaid interest (other than default interest, if any) on the principal amount of notes so prepaid, repaid or accelerated, as applicable, including all interest on the notes that was previously paid in kind. After the Closing, New Movella will have the right, subject to certain exceptions, to cause the Grantees (or their permitted assignees) to sell all or a portion of the shares purchased by such entities in the Tender Offer and the Private Placement at any time in its sole discretion over the life of the VLN Facility, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the outstanding obligations under of the VLN Facility upon a repayment of the VLN Facility in full or a refinancing event.
The VLN Facility also contains a financial covenant requiring the Company and its subsidiaries to achieve positive EBITDA on a consolidated basis for the most recently ended four-quarter period, commencing with the last day of the fiscal quarter ending June 30, 2024 and as of the last day of each fiscal quarter thereafter.
As the Closing occurred on February 10, 2023, the maturity of the VLN Facility will be five years after the Closing Date on February 10, 2028. There are no regularly scheduled amortization payments on either the Pre-Close Facility or the VLN Facility until the maturity date therefor, however, there are customary mandatory prepayment events in connection with the receipt of net proceeds from extraordinary receipts and dispositions (subject, in the case of dispositions, to certain customary exceptions and customary reinvestment rights), debt issuances and upon events specified in the Note Purchase Agreement to be a change of control, and the Pre-Close Facility is required to be refinanced in full on the Closing Date with a portion of the proceeds of the VLN Facility. The Pre-Close Facility and VLN Facility may be optionally prepaid in whole or in part. All such prepayments are required to be accompanied by accrued and unpaid interest on the amount prepaid or if greater (excluding default interest, if any), payment of the contractual return.
Silicon Valley Bank (SVB)
In February 2022, the Company fully repaid the amounts owed to Silicon Valley Bank (“SVB”) per the previous agreement and entered into amendments to the Loan and Security Agreement with SVB and subsequently received cash proceeds of $1.0 million and issued warrants to purchase 16,321 shares of the Company’s common stock at a purchase price of $1.58 per share. The term loan was repayable over 30 months starting October 2022 and would have matured in March 2025. The term loan bore a floating interest rate equal to the greater of the prime rate plus 1.75% per annum or 5.0% payable monthly. In the third quarter of 2022, the Company was not in compliance with the adjusted quick ratio debt

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
covenant of the SVB term loan; SVB issued a debt covenant waiver for the breach of the covenant. On November 14, 2022, the Company repaid the SVB Loan in full using a portion of the proceeds from the Pre-Close Facility.
Eastward Fund Management, LLC
On December 10, 2021, the Company entered into a new loan and security agreement with Eastward in an aggregate original principal amount of $8.0 million. The proceeds were used to pay off the existing Eastward debt with the principal amount of $4.4 million and to provide working capital for business growth. The loan bore interest at prime rate plus 8.25% floating with a prime floor of 3.25%. The repayment term included the first 18 months of interest-only payments followed by 30 consecutive equal monthly installments of principal and interest payments and a final payment due upon maturity equal to 2.5% of the advance or $0.2 million. The Company had the option to prepay the entirety of the debt with written notice at least 45 days prior to such prepayment. The prepayment amount includes i) the outstanding principal plus accrued and unpaid interest plus ii) the prepayment premium, plus iii) the final payment, plus iv) all other sums, including interest at the default rate with respect to any past due amounts owed. As part of the agreement, the Company issued Eastward warrants to purchase 215,054 shares of common stock at an exercise price of $0.93 per share on December 10, 2021. On November 14, 2022 the Company repaid the Eastward Loan in full using a portion of the proceeds from the Pre-Close Facility.
The Atlantic Canada Opportunities Agency loan (“ACOA” Loan)
Kinduct applied for non-interest bearing, unsecured term loans with a monthly installment repayment from the Atlantic Canada Opportunities Agency (ACOA) in 2011, 2013, and 2019. These three loans are scheduled to be repaid in 2024, 2024, and 2029, respectively. In 2022, Kinduct entered into an amendment to reduce the monthly repayments to $200 for these outstanding ACOA loans for the period from July 2021 to December 2022, July 2021 to December 2022, and October 2021 to December 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had recorded a total debt of $0.5 million and $0.5 million on the accompanying condensed consolidated balance sheets related to these loans.
Convertible notes – related party
In March 2022, the Company entered into convertible promissory note agreements with two of its existing preferred stock investors and received aggregate cash proceeds of $4.9 million. The Company exchanged an additional $1.1 million of convertible promissory notes to the sellers of Kinduct for extinguishment of $1.1 million of the deferred payout liability owed to them. The convertible note exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC Topic 470-60,Troubled Debt Restructurings by Debtors. As the future undiscounted cash flows of the Convertible notes were greater than their carrying amount, the carrying amount was not adjusted and no gain was recognized as a result of the modification of terms. Of the $1.1 million in convertible notes issued in exchange to the sellers of Kinduct, $1.0 million were issued to a related party. The convertible promissory notes shall bear an interest rate of 6.0% per annum. The outstanding principal amount and all accrued but unpaid interest on the notes shall be mandatorily converted into the Company’s common stock at a conversion price of $9.80 per share (after the effect of the Exchange Ratio of approximately 0.4887) upon the earlier of i) maturity in September 2023 or ii) the occurrence of a capital markets transaction such as an initial public offering or acquisition by a special purpose acquisition company; or upon a change of control as defined in the convertible promissory note agreements, at the discretion of the noteholder, the notes would either convert into the Company’s common stock at a conversion price of $9.80 per share, or would be repayable at 1.50 times the outstanding principal amount plus all accrued and unpaid interest. The convertible notes contained an embedded derivative that was measured at fair value on a recurring basis, with changes in fair value of the embedded derivative recorded within other income (expense) on the condensed consolidated statements of operations. Total interest expense on the convertible notes for the three months ended March 31, 2023 was $0.1 million of which $0.1 million was to related parties.
On February 10, 2023, as the Company completed its Nasdaq listing which qualified as a Maturity Date of the convertible notes, 100% of the outstanding principal and accrued interest on the convertible notes was mandatorily converted into 651,840 shares of Movella common stock at $9.80 per share per the original terms of the notes, after the effect of the Exchange Ratio of approximately 0.4887.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revolving lines of credit
Silicon Valley Bank (SVB)
In February 2022, the Company entered into amendments to the SVB Loan Agreement with SVB that raised the maximum amount available under the revolving line of credit to $3.0 million. The principal amount outstanding under the revolving line of credit shall accrue interest at a floating per annum rate equal to the greater of 1% above the prime rate, or 4.25%. The amendment modified the borrowing base. The maximum amount available for borrowing under the revolving line of credit was 65% of eligible accounts receivable of the Company, provided that total advances made against Xsens eligible accounts receivable shall not exceed $1.5 million, the portion of the borrowing base comprised of eligible foreign accounts shall not exceed 25%, and advances made against eligible foreign accounts shall not exceed $0.8 million. On November 14, 2022, the SVB revolving line of credit agreement was terminated concurrently with the execution of the Pre-Close Notes.
TD BCRS Revolving Line of Credit
On June 9, 2020, the Company’s wholly-owned subsidiary Kinduct entered into a line of credit facility with TD Ameritrade Commercial Banking, Canada. The credit limit was the lesser of $1.5 million or the previous quarter’s Borrowing Base Condition. Borrowing Base Condition was calculated using the monthly recurring revenue multiplied by 5, less the amount of any statutory claims including government remittances. The interest rate was Prime Rate plus 1.55% per annum. On November 14, 2022 the Company repaid the TD BCRS Revolving Line of Credit in full using a portion of the proceeds from the Pre-Close Notes.
6.    Revenues
A typical sales arrangement involves multiple elements, such as sales of the Company’s inertial motion sensor units, motion capture suits, software licenses, professional services, cloud-based subscription, and subscription and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Product	$7,659	$8,100
Service	1,508	1,408
Total Revenues	$9,167	$9,508
The Company’s Product revenues are generally recognized at a point in time, while Service revenues are generally recognized over time.
Revenue recognized during the three months ended March 31, 2023 from deferred revenue balances as of December 31, 2022 was $1.0 million. Revenue recognized during the three months ended March 31, 2022 from deferred revenue balances as of December 31, 2021 was $0.9 million.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.    Stock-based Compensation
Stock-based compensation expense
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$219	$48
Sales and marketing	140	93
General and administrative	305	172
Total stock-based compensation	$664	$313
Equity incentive plans
In August 2009, the Company adopted an equity incentive plan (the “2009 Plan”), which was a broad-based, long-term program intended to attract, retain and motivate talented employees and align stockholder and employee interests. The 2009 Plan provided for the issuance of incentive stock options or nonqualified stock options, and restricted stock units, or RSUs to employees, officers, directors, and consultants of the Company.
Under the 2009 Plan, incentive stock options could be granted with an exercise price not less than the fair value of the stock at the date of grant as determined by the Board of Directors. For incentive stock options granted to a person who, at the time of the grant, owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company, the per share exercise price must be no less than 110% of the fair value on the date of the grant as determined by the Board of Directors. All awards had ten-year terms and vest and generally become fully exercisable after five years of service from the date of grant.
The 2009 Plan also allowed for the issuance of restricted common stock upon early exercise of nonvested stock options subject to the repurchase right of the Company. The repurchase right lapses in accordance with the vesting schedule of the original option. Shares of restricted stock were awarded to certain senior executives of the Company and 1,348,887 restricted stock units were issued and fully vested prior to 2018.
In September 2019, the board approved the 2019 Equity Incentive Plan (the “2019 Plan”) that increased the number of shares of Common Stock that are reserved and available for issuance under the 2019 Plan by 5,500,000 shares. The 2019 Plan increases the maximum number of shares that may be issued under the 2019 Plan pursuant to the exercise of “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Whereas, the Board has determined to (a) terminate the 2009 Equity Incentive Plan and (b) adopt the 2019 Plan in order to continue to provide equity incentives to attract, retain and motivate eligible service providers of the Company. Stock options previously granted under the 2009 Plan will remain outstanding until either exercised or canceled. All the remaining available shares under the 2009 Plan will be allocated to the 2019 Plan. In January 2022, the board approved an increase to the number of shares of Common Stock that are reserved and available for issuance under the 2019 plan by 1,500,000 shares.
In October 2022, the board approved the 2022 Stock Incentive Plan (the "2022 Plan") that became effective upon the closing of the Business Combination in February 2023. In connection with the 2022 Plan becoming effective, no further grants will be made under Movella’s 2009 Equity Incentive Plan (the “2009 Plan”) or Movella’s 2019 Equity Incentive Plan (the “2019 Plan” and, collectively with the 2009 Plan, the “Predecessor Plans”). The aggregate number of shares of New Movella Common Stock that may be issued pursuant to stock awards under the 2022 Plan will not exceed the sum of (w) 6,105,301 shares, plus (x) any shares underlying outstanding awards under the Predecessor Plans that are cancelled in exchange for an option under the 2022 Plan and that are subsequently forfeited or terminated for any reason before being exercised or becoming vested, not issued because an award is settled in cash, or withheld or reacquired to satisfy the applicable exercise, or purchase price, or a tax withholding obligation, plus (y) the number of shares which, but for the termination of the 2019 Plan immediately prior to the completion of the offering, were reserved under the 2019 Plan but not at such time issued or subject to outstanding awards under the 2019 Plan, plus (z) an annual increase on the first day of each calendar year, for a period of not more than 10 years, beginning on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to (i) 5% of outstanding shares on the last day of the immediately preceding calendar

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
year or (ii) such lesser amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year. If restricted shares or shares issued upon the exercise of options are forfeited, then such shares will again become available for awards under the 2022 Plan. If stock units, options, or stock appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2022 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or stock appreciation rights will again become available for awards under the 2022 Plan. If stock units or stock appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such stock units or stock appreciation rights will reduce the number of shares available under the 2022 Plan, and the balance (including any shares withheld to cover taxes) will again become available for awards under the 2022 Plan.
At March 31, 2023, there are 7,057,631 shares available for future grant under the 2022 Equity Incentive Plan.
The following table summarizes the Company’s stock option activity under all plans for the three months ended March 31, 2023:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - December 31, 2022	5,691,018	$2.15
Granted	—	$—
Exercised	(3,970)	$2.59
Cancelled	(12,423)	$3.70
Expired	—	$—
Balance outstanding at March 31, 2023	5,674,625	$2.19
Exercisable at March 31, 2023	3,552,483	$1.89
As of March 31, 2023, total compensation cost related to unvested stock-based awards granted to employees under the Company’s stock plan but not yet recognized were $2.8 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.31 years.
2022 Employee Stock Purchase Plan
The 2022 Employee Stock Purchase Plan (the "ESPP") permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each offering period, through payroll deductions of up to 15% of their annual cash compensation. Under the ESPP, a maximum of 1,017,550 shares of common stock may be purchased by eligible employees. The shares available under the ESPP pool will increase on the first day of each calendar year by the lesser of (i) 1% of the outstanding shares of New Movella Common Stock on such date (ii) 508,775 shares and (iii) an amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year.

During the three months ended March 31, 2023 and 2022, the Company had not yet issued shares under the ESPP and accordingly recognized no share-based compensation expense related to the ESPP during the three months ended March 31, 2023 and 2022, respectively. The Company's ESPP plan is expected to begin in May 2023.
The Company records stock-based compensation awards based on fair value of the stock-based awards as of the grant date using the Black-Scholes option-pricing model. The Company recognizes such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally five years.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.    Net Income (Loss) per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the three months ended March 31, 2023, and 2022 (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic	$15,520	$(6,255)
Add: Deemed dividends from accretion of Series D-1 Preferred Stock	316	—
Add: Convertible notes interest expense and loss on debt extinguishment	219	—
Net income (loss) attributable to common stockholders, diluted	$16,055	$(6,255)
Denominator:
Weighted-average common shares outstanding for basic EPS	30,440,497	4,529,543
Weighted average shares from preferred stock converted into common shares	12,566,203	—
Weighted average dilutive outstanding options	1,080,655	—
Weighted average shares from convertible notes converted into common shares	296,949	—
Weighted average Legacy Movella warrants converted into common shares	178,181	—
Diluted weighted-average common shares outstanding	44,562,485	4,529,543
Net income (loss) per share:
Basic net income (loss) per share attributable to common stockholders	$0.51	$(1.38)
Diluted net income (loss) per share attributable to common stockholders	$0.36	$(1.38)
Potentially dilutive securities that were not included in the diluted per share calculations as of March 31, 2023 and 2022 because they would be anti-dilutive were as follows:

	March 31,
	2023	2022
Convertible preferred stock	—	27,543,266
Outstanding stock options	1,682,520	7,493,066
Convertible notes(a)	—	616,506
Legacy Movella Common stock warrants (1:1)	—	291,502
Legacy Movella Preferred stock warrants (1:1)	—	24,437
Public warrants (1:1)	6,499,961	—
Private warrants (1:1)	4,250,000	—
Total	12,432,481	35,968,777
(a)Assumes conversion at $9.80 per share.
9.    Leases
The Company has leased office spaces in U.S. locations including San Jose and Los Angeles, California, and Henderson, Nevada. Outside the U.S., leased sites include offices in Netherlands, Nova Scotia Canada, Shanghai, China, Taiwan and Hong Kong. Future minimum lease payments are under non-cancelable operating leases that expire at various dates through year 2031. Rent expense is recognized using the straight-line method over the term of the lease.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The aggregate future non-cancelable minimum rental payments for the Company’s operating leases, as of March 31, 2023, are as follows (in thousands):

Year ended December 31,
2023 (remainder)	$666
2024	737
2025	561
2026	561
2027	561
2028	561
Thereafter	1,312
Total minimum operating lease payments	$4,959
Less: Amounts representing interest	(1,852)
Present value of net minimum operating lease payments	3,107
Less: Current portion	(483)
Long-term portion of operating lease obligations	$2,624
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Right-of-use assets, net	Right-of-use assets, net	$3,107	$3,281

Current operating lease liabilities	Accrued expenses and other current liabilities	(483)	(593)
Non-current operating lease liabilities	Operating lease liabilities and other non-current liabilities	(2,624)	(2,688)
Total operating lease liabilities		$(3,107)	$(3,281)
Weighted average remaining lease term (in years)		7.1	7.0
Weighted-average discount rate		14%	14%
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs included in operating costs and expenses:
Operating leases	$361	$317
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows related to operating leases	$300	$366
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	4,280

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10.    Income Taxes
The Company’s income tax expense was $0.1 million and insignificant for the three months ended March 31, 2023 and 2022, respectively. The Company’s effective tax rate was less than 1% for each of the three months ended March 31, 2023 and 2022. The income tax expense consisted primarily of foreign income tax owed at certain of the Company’s international entities. The Company’s income tax expense is different than the expected expense based on statutory rates primarily due to the full valuation allowances for the majority of the entities.
As of March 31, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $25.8 million and $26.5 million, respectively, which expire beginning in the year 2030 and 2029, respectively.
On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The Company does not expect the ARP to have a material impact on the Company’s effective tax rate or income tax expense for the year ending December 31, 2023.
On October 28, 2021, the House Rules Committee, under the Biden Administration released new proposed tax legislation under the “Build Back Better Act” (“BBBA”) which contains potential reversals and revisions of key provisions of the 2017 Tax Cuts and Jobs Act. The BBBA, which was passed by the U.S. House of Representatives in November 2021, is proposed legislation that has not yet been enacted into law. Additionally, in late March 2022, the Biden administration proposed a 28% corporate income tax rate. The Company does not believe this will have a material impact on its effective tax rate, though it continues to monitor the Biden Administration’s proposals.
The United States enacted the Tax Cuts and Jobs Act in December 2017, which requires companies to capitalize all of their R&D costs, including software development costs, incurred in tax years beginning after December 31, 2022. The Company does not believe this will have a material impact on its effective tax rate as it had no material domestic research costs in 2023.
On August 16, 2022, President Biden signed the Inflation Reduction Act into law, marking the most significant action Congress has taken on clean energy and climate change in the nation's history. Effective January 1, 2023, two provisions of the Inflation Reduction Act of 2022 became effective for corporate taxpayers: the Corporate Alternative Minimum Tax (CAMT) and the 1% tax on stock buybacks. The Company does not believe this will have a material impact on its effective tax rate.
11.    Geographic Information and Concentrations of Risk
Concentrations of Risk
Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents in checking and savings accounts with banks. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (SVB), at which the Company held cash and cash equivalents in multiple accounts, potentially exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company generally does not require collateral or other security in support of accounts receivable. The Company periodically reviews the need for an allowance by considering factors such as historical experience, credit quality, the age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay. As of March 31, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable balance.
Concentration of customers
For each of the three months ended March 31, 2023 and 2022, no customer represented 10% or more of the Company’s consolidated revenues.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of suppliers
For each of the three months ended March 31, 2023 and 2022, one supplier represented 31% of the Company’s inventory purchases, accounting for $1.9 million and $1.1 million in total purchases, respectively.
Revenue concentrations
The Company’s revenues by geographical region is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$2,004	$2,310
China	1,653	1,351
Asia, other	1,602	1,779
Europe	2,714	2,900
Other	1,194	1,168
	$9,167	$9,508
12.    Related Party Transactions
In March 2022, the Company entered into convertible promissory note agreements with two of its existing preferred stock investors and received aggregate cash proceeds of $4.9 million. The Company exchanged an additional $1.1 million of convertible promissory notes to the sellers of Kinduct for extinguishment of $1.1 million of the deferred payout liability owed to them. The convertible note exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC Topic 470-60, Troubled Debt Restructurings by Debtors. As the future undiscounted cash flows of the Convertible notes were greater than their carrying amount, the carrying amount was not adjusted and no gain was recognized as a result of the modification of terms. Of the $1.1 million in convertible notes issued in exchange to the sellers of Kinduct, $1.0 million were issued to a related party. The convertible promissory notes shall bear an interest rate of 6.0% per annum. The outstanding principal amount and all accrued but unpaid interest on the notes shall be mandatorily converted into the Company’s common stock at a conversion price of $9.80 per share (after the effect of applying the Exchange Ratio of approximately 0.4887) upon the earlier of i) maturity in September 2023 or ii) the occurrence of a capital markets transaction such as an initial public offering or acquisition by a special purpose acquisition company; or upon a change of control as defined in the convertible promissory note agreements, at the discretion of the noteholder, the notes would either convert into the Company’s common stock at a conversion price of $9.80 per share, or would be repayable at 1.5 times the outstanding principal amount plus all accrued and unpaid interest.
On February 10, 2023, as the Company completed its Nasdaq listing which qualified as a Maturity Date of the convertible notes, 100% of the outstanding principal and accrued interest on the convertible notes were mandatorily converted into 651,840 shares of Movella common stock at $9.80 per share per the original terms of the notes, after the effect of applying the Exchange Ratio.
13.    Commitments and Contingencies
Litigation and Asserted Claims
The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. Although the Company is not currently subject to any material litigation, and no material litigation is currently threatened against the Company, the Company may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues amounts that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss that is reasonably estimable.
In February 2020, Tactical Air Support (“TAS”) filed a lawsuit in the California State Court in Los Angeles against the Company’s wholly-owned subsidiary, Xsens North America, Inc. (“Xsens North America”). In the complaint, TAS alleged tort and contract-based causes of action arising from TAS purchases of allegedly defective Xsens North

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
America inertial measurement unit devices (“IMUs”). TAS never deployed IMUs in its military aircraft. In response, Xsens North America removed the case to the California Federal District Court in Los Angeles based upon the party’s diversity of citizenship. The Company filed a Motion to dismiss each of TAS’ alleged non-contract-based claims and its prayers for damages in excess of the approximate $40,000 TAS paid for the IMUs on multiple grounds, prohibiting such claims and limiting TAS’ alleged damages to the purchase amount paid. The Motion to dismiss alleged non-contract-based claims was granted on September 3, 2022. In December 2022, the Company entered into an agreement with TAS including mutual releases and the lawsuit was dismissed; in January 2023 the Company paid $0.3 million to TAS pursuant to the agreement, which was accrued on the December 31, 2022 condensed consolidated balance sheet.
In April 2022, the Company received a demand letter concerning its alleged failure to make various payments to certain selling shareholders of Kinduct Technologies Inc. (“Kinduct Shareholders”) pursuant to the Amended and Restated Share Purchase Agreement dated as of September 10, 2020 (the “Purchase Agreement”). The Kinduct Shareholders alleged that the Issuer has breached the Purchase Agreement by failing to make certain payments by March 31, 2022. The remaining amount payable to the Kinduct Shareholders at issue in the matter was approximately $5.2 million that was recorded as a current liability in the December 31, 2022 condensed consolidated balance sheets and such amount was accruing interest at 12% per annum, pursuant to the Purchase Agreement. On December 16, 2022, the Company reached an agreement with the former owners of Kinduct to satisfy in full the remaining balance of the deferred payout, with $1.0 million paid on December 20, 2022 and quarterly installments of $0.5 million due beginning March 31, 2023 unless an Acceleration Event occurs. On February 10, 2023, an Acceleration Event occurred and the Company satisfied the deferred payout liability in full on February 13, 2023.
Indemnification
The Company has entered into agreements with its current and former executives and directors indemnifying them against certain liabilities incurred in connection with the performance of their duties. The Company’s Certificate of Incorporation and Bylaws contain comparable indemnification obligations with respect to the Company’s current directors and employees.
In the normal course of business, the Company periodically enters into agreements that require the Company to indemnify and defend its customers for, among other things, claims alleging that the Company’s products infringe third-party patents or other intellectual property rights as well as personal injury or property damage. The Company’s maximum exposure under these indemnification provisions cannot be estimated but the Company does not believe that there are any matters individually or collectively that would have a material adverse effect on its condensed consolidated results of operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes that are included elsewhere in this report on Form 10-Q. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this report on Form 10-Q. For purposes of this section “Movella’s Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any references to “we,” “us,” “our,” the “Company,” “Movella,” or other words of similar import refer to Movella Holdings Inc., a Delaware corporation.
The Business Combination and Public Company Costs
Legacy Movella entered into the Business Combination Agreement with Pathfinder on October 3, 2022. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Movella Inc. with Movella Inc. surviving the Merger as a wholly owned subsidiary of Pathfinder. Upon the consummation of the Business Combination, Pathfinder was renamed Movella Holdings Inc. Movella Inc. was deemed the accounting predecessor and the combined entity will be deemed the successor SEC registrant, which means that Movella’s financial statements for previous periods will be disclosed in the registrant’s current and future periodic reports filed with the SEC. The Business Combination was accounted for as a reverse recapitalization as provided under GAAP. Under this method of accounting, Pathfinder was treated as the acquired company for financial statement reporting purposes. The most significant change in the successor’s future reported financial position and results was an increase in cash of approximately $58.0 million. Total transaction costs were approximately $29.2 million. New Movella is listed on the Nasdaq and trades under the ticker symbol “MVLA.” As Movella has become the successor to an SEC-registered and Nasdaq-listed company and as Movella’s current management team and business operations will comprise New Movella’s management and operations, New Movella will need to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. New Movella has incurred and will continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Overview of our Business
Movella is a global full-stack provider of integrated sensors, software, and analytics that enable the digitization of movement. Our solutions accelerate innovation and enable our customers, partners, and users to create extraordinary outcomes. Movella powers real-time character movement in digital environments, transforms movement into digital data that provides meaningful and actionable insights, renders digitized movement to enable the creation of sophisticated and true-to-life animated content, creates new forms of monetizable intellectual property with unique biomechanical digital content, and provides spatial movement orientation and positioning data. Partnering with leading global brands such as Electronic Arts, EPIC Games, 20th Century Studios, Netflix, Toyota, and Siemens and over 2,000 customers in total, we currently serve the entertainment, health and sports, and automation and mobility markets.* Additionally, we believe we are well-positioned to provide critical enabling solutions for applications in emerging high-growth markets such as the Metaverse, next-generation gaming, live streaming, digital health, and autonomous robots with recently introduced offerings and products currently in development.
Our full-stack product portfolio includes differentiated sensor fusion modules, motion capture systems, visualization software, and AI cloud analytics enabled by our proprietary technologies. By offering full-stack solutions, we provide our customers and partners with significant technology advantages in the areas of magnetic immunity, accuracy, and ease of use, among others. Our technologies are protected by our broad IP portfolio including 161 issued patents, 14 pending patent applications, extensive trade secrets, and decades of know-how.
We serve large and growing markets where digitized movement is critical to our customers’ success. In the entertainment market, our sensors and software are used by leading global motion picture studios, video game publishers and virtual creators for 3D character animation, and other applications such as virtual concerts. In the health and sports market, our solutions are used to provide actionable movement insights for applications such as elite athlete performance and recovery, patient injury prevention and rehabilitation, and ergonomic studies. In the automation and mobility market, our sensors are used as the movement and orientation intelligence in applications such as robotics and unmanned vehicles. We believe the addressable market opportunity of our current products is approximately $14 billion today and expected to scale to $20 billion in the next five years, with emerging high-growth markets representing additional meaningful upside to that.

We plan to continue to scale within our existing markets through global channel expansion and growth in our direct salesforce, further development and expansion of our independent application developer platform (which currently supports an ecosystem of 700+ third-party application developers), introductions of new products and software upgrades, enrichment of vTuber and Influencer applications, and potential new strategic partnerships.
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
We derive our revenues from the sales of our integrated suite of sensors and right-to-use software licenses. We are in the process of transitioning from a one-time license to an annual subscription model. We sell our products through our direct global sales organization and through regional channel partners around the world. In 2022, approximately 38% of revenues were from our channel partners and the rest was direct, with both sales channels contributing GAAP gross margins of approximately 50% and non-GAAP gross margins of approximately 65%. See “— Non-GAAP Financial Measures” for a reconciliation of non-GAAP gross margin to GAAP gross margin. We utilize an “asset-light” contract manufacturer model for the manufacturing of our sensor modules and wearable sensor systems and perform final calibration in-house to maintain consistently high quality and ensure the performance of the solutions.
Our success in developing our technologies, scaling our channel relationships globally, and expanding our applications has led to a continued track record of growth. For the years ended December 31, 2022 and 2021, our total revenues were $40.5 million and $34.4 million, respectively. We are headquartered in Henderson, Nevada with offices in Los Angeles and San Jose, California, Canada, the Netherlands, China, India and Taiwan. As of March 31, 2023, we had 226 employees worldwide.
___________________
*We believe these customers reflect those with which we are currently actively engaged in terms of our innovation and strategic opportunities across our target markets.
Factors Affecting Our Financial Condition and Results of Operations
As a result of multiple factors, our historical results of operations may not be comparable from period to period or going forward. Set forth below is a brief discussion of the key factors and variables that could impact our results of operations:
•Customer Relationships: We have strong customer relationships in the markets we serve. We derive our revenues from the sale of sensors solutions, and software licenses and subscriptions, and no individual customer represents 5% or more of our total revenues and many of our customers are reoccurring in nature.
•Investment in Research and Development and New Product Introductions: We have a strong track record of innovation and new product introductions (sensors and software) to maintain our position in the markets we serve. We remain committed to delivering technology that creates strong return on investment for our customers. We believe that establishing and maintaining a leading position as a full-stack provider is imperative to our growth.
•Investment in Sales and Marketing: Our sales and marketing efforts are a key component of our growth strategy. Our investments in this area have enabled us to build and sustain our customer base while creating long-term customer relationships. We plan to continue to invest in our sales and marketing efforts to grow our sales capacity, expand globally, enter new markets, scale our channel partner relationships, and advance our newer products.
•Business Combination with Pathfinder: On October 3, 2022 we entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, Motion Merger Sub, a newly formed direct, wholly-owned Delaware subsidiary of Pathfinder, merged with and into Movella Inc., with Movella Holdings Inc. surviving the merger. Existing stockholders of Movella Inc. received shares of common stock of Pathfinder in exchange for their shares of Movella Inc. Contemporaneous with the signing of the Business Combination Agreement, the Company and FP entered into the Commitment Letter, pursuant to which, among other things, FP provided financing in an aggregate amount of $75.0 million to the Company in connection with the transactions contemplated by the Agreement. The Business Combination resulted in an increase in cash of approximately $58.0 million, after deducting estimated expenses.
Coronavirus (“COVID-19”) Impact
As a result of COVID-19, we have taken precautionary measures in order to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. Although the majority of our workforce now works remotely, there has been minimal disruption in our ability to ensure the effective operation of our software platforms and of the business overall. For more information on our operations and risks related to the COVID-19 pandemic, please see the section of our Annual Report on Form 10-K entitled “Risk Factors.”
Components of Results of Operations
Revenues
Product
Our Product revenues are primarily derived from the sale of Motion Capture Systems, Sensor Modules, and DOT Wearables. Motion Capture Systems include wearable sensors bundled with licensed software for character animation or human motion analysis. Sensor Modules include embedded algorithms and firmware for sensor fusion and software to produce useful information from raw sensor data. DOT Wearables include wearable sensors and a software development kit. Our Product revenues are generally recognized at a point in time.
Service
Our Service revenues are primarily derived from support contracts that are sold with our Motion Capture Systems and licensed on-premise software that entitle the customer to receive software updates to their on-premise license as well as access to our product support, software-as-a-service subscription revenues from our Kinduct Human Performance Software, and non-recurring engineering services we provide to certain customers that is generally for customization. The average term of both our support and software-as-a-service contracts is approximately 18 months, including both new contracts and renewals. Our Service revenues are generally recognized over time. Our MotionCloud platform is currently under development and available only in beta version to solicit initial customer feedback. As a result, we have received insignificant revenues to date from fees related to our MotionCloud platform.
While we continue to focus on increasing all of our revenue streams, we currently anticipate our Service revenue to increase as a percentage of total revenues as we transition our existing on-premise software to the cloud, and add new customers and as our existing customers continue to add new services and renew their subscriptions and support contracts.
Cost of Revenues
Product
Cost of Product revenues consist primarily of costs associated with the procurement of raw materials and manufacture of our sensor module solutions, amortization of certain acquired intangibles, shipping costs, and personnel-related expenses associated with manufacturing employees including salaries, benefits, and bonuses. Sensor hardware costs and the resultant gross margin may vary over time due to component pricing, supply chain variances, obsolescence, and product mix.
Service
Cost of Service revenues consist primarily of cost associated with hosting and delivery services for our platform to support our subscribers, software licensing fees, personnel-related expenses associated with our customer support operations, and amortization of certain acquired intangibles.
We currently expect cost of revenues, exclusive of amortization of acquired intangibles, to increase in absolute dollars as we continue to hire personnel, utilize additional cloud infrastructure, and incur higher software licensing fees in support of our revenue growth, and to fluctuate from period to period but generally decreasing over time as a percentage of revenues as we scale our business, and increase production at new lower cost third party contract manufacturers and shift to higher margin products.

Operating Expenses
Research and Development
Research and development expense consists primarily of personnel costs and related expenses, as well as costs related to third-party tools and labor. We continue to focus our research and development efforts on adding new features and products and increasing the functionality and enhancing the ease of use of our existing products.
We expect research and development expense to generally increase in absolute dollars as we continue to dedicate substantial resources to develop, improve and expand the functionality of our solutions, and to fluctuate from period to period but decrease generally over time as a percentage of revenues.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel costs and related expenses, travel, advertising, marketing, promotional events and brand awareness activities.
We expect sales and marketing expenses to generally increase in absolute dollars as we continue to invest in acquiring new customers, and maintaining and growing our existing customer relationships, and to fluctuate from period to period but decrease generally over time as a percentage of revenues.
General and Administrative
General and administrative expenses consist primarily of personnel costs and related expenses for our administrative, legal, human resources, information technology, finance and accounting employees, and executives. Additionally, general and administrative expenses include professional service fees, insurance premiums, and other corporate expenses that are not allocated to the above expense categories.
We plan to continue to expand our business both domestically and internationally, and we expect to increase the size of our general and administrative function to support the growth of our business. We also expect that we will incur additional general and administrative expenses as a result of being a public company. We also expect to incur increased expenses related to accounting, tax and auditing activities, directors’ and officers’ insurance, SEC compliance, investor relations, and internal control compliance. We expect general and administrative expenses to fluctuate from period to period but decrease generally over time as a percentage of revenues.
Impairment of Intangible Assets
Impairment of intangible assets consists primarily of charges related to intangible assets whose carrying value exceeds the future estimated undiscounted cashflows associated with the assets.
Other Income (Expense)
Loss On Debt Extinguishment
Loss on debt extinguishment primarily relates to charges against unamortized debt discounts and debt issuance costs associated with refinancing or extinguishing certain debt instruments.
Change in Fair Value of Warrant Liabilities
Change in fair value of warrant liabilities primarily relates to the assumed Pathfinder warrants, which are accounted for as liabilities and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss.
Debt Issuance Costs
Debt issuance costs is primarily related to the amount of Business Combination Agreement transactions allocated to the Venture Linked Notes, which upon election of the fair value option per ASC 825 are expensed as incurred.

Revaluation of Debt, net
Revaluation of debt, net primarily relates to the Venture Linked Notes, which are accounted for under the fair value option accounting election available under ASC 825 and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss.

Interest Expense
Interest expense consists primarily of cash and non-cash interest on our debt instruments.

Interest Income
Interest income consists primarily of cash interest earned from our daily sweep accounts and money market funds.

Other Income (Expense), net
Other Income (Expense), net, consists primarily of sale of non-core assets and government subsidies as well as gain (loss) on foreign exchange transactions consisting of currency movements on transactions settled in other currencies during the year.
Income Tax Expense
Income tax expense consists primarily of income taxes in the United States and incomes taxes in certain foreign jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.
Net loss attributable to non-controlling interests
Net loss attributable to non-controlling interests consists primarily of losses attributable to non-controlling interests in our consolidated variable interest entity, the Qingdao Joint Venture.
Results of Operations
The following table summarizes our results of operations in dollars (in thousands) and expressed as a percentage of revenues, derived from the accompanying unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022. The period-to-period comparison of results is not necessarily indicative of results to be expected for future periods and the results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Three Months Ended March 31,
	2023		2022
	(unaudited) (in thousands)
Statement of Operations Data:
Revenues
Product	$7,659	83.5%	$8,100	85.2%
Service	1,508	16.5%	1,408	14.8%
Total revenues	9,167	100.0%	9,508	100.0%
Cost of revenues
Product	2,361	25.8%	3,589	37.7%
Service	1,210	13.2%	1,113	11.7%
Total cost of revenues	3,571	39.0%	4,702	49.4%
Gross profit	5,596	61.0%	4,806	50.6%
Operating expenses
Research and development	2,904	31.7%	3,536	37.2%
Sales and marketing	3,480	38.0%	3,440	36.2%
General and administrative	3,957	43.2%	3,337	35.1%
Impairment of intangible assets	4,657	50.8%	—	—%
Total operating expenses	14,998	163.7%	10,313	108.5%
Loss from operations	(9,402)	(102.7%)	(5,507)	(57.9%)
Other income (expense)
Loss on debt extinguishment	(107)	(1.2%)	—	—%
Change in fair value of warrant liabilities	1,390	15.2%	—	—%
Debt issuance costs	(7,945)	(86.7%)	—	—%
Revaluation of debt, net	31,868	347.6%	—	—%
Interest expense	(172)	(1.9%)	(400)	(4.2%)
Interest income	256	2.8%	4	—%
Other income (expense), net	(115)	(1.3%)	83	0.9%
Income (loss) before income taxes	15,773	171.8%	(5,820)	(61.2%)
Income tax expense	58	0.6%	15	0.2%
Net income (loss)	15,715	171.2%	(5,835)	(61.4%)
Net loss attributable to non-controlling interests	(121)	(1.3%)	(239)	(2.5%)
Net income (loss) attributable to Movella Holdings Inc.	15,836	172.5%	(5,596)	(58.9%)
Deemed dividend from accretion of Series D-1 preferred stock	(316)	(3.4%)	(659)	(6.9%)
Net income (loss) attributable to common stockholders	$15,520	169.1%	$(6,255)	(65.8%)
Earnings per share attributable to common stockholders
Basic	$0.51		$(1.38)
Diluted	$0.36		$(1.38)
Weighted average shares used in computing earnings per share attributable to common stockholders
Weighted average shares outstanding, basic	30,440,497		4,529,543
Diluted	44,562,485		4,529,543
Non-GAAP Financial Measures
We use the financial measures set forth below, which are non-GAAP financial measures, to help us analyze our financial results, establish budgets and operational goals for managing our business, evaluate our performance, and make strategic decisions. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, we believe these measures are useful for period-to-period comparisons of our business, as it removes the effect of certain non-cash expenses and certain variable charges. We also believe that the presentation of these non-GAAP financial measures provides an additional tool for investors to use in comparing our core business and results of operations over multiple periods with other companies in our industry, many of which present similar non-GAAP financial measures to investors, and to analyze our cash performance. However, the non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies due to differences in the way that these measures are calculated. The non-GAAP financial measures should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. The information in the table below sets forth the non-GAAP financial measures along with the most directly comparable GAAP financial measures.
Non-GAAP Net Loss. We define non-GAAP net loss as our net loss, excluding the impact of deemed dividends from accretion of Series D-1 preferred stock, stock-based compensation, amortization of acquired intangibles, loss on debt extinguishment, change fair value of warrant liabilities, debt issuance costs, revaluation of debt, net, and impairment of intangible assets.
Non-GAAP Gross Margin. We define non-GAAP gross margin as our gross margin, excluding amortization of acquired intangible assets.
Adjusted EBITDA. We define Adjusted EBITDA as our Non-GAAP net loss, additionally excluding the impact of interest expense, interest income, income tax expense (benefit), depreciation and amortization, other expenses (income) and non-recurring transaction expenses.
These non-GAAP financial measures have limitations as analytical tools, including the following:
Non-GAAP Cost of Revenues: The limitations of non-GAAP cost of revenues include the following:
•The amortization of acquired intangible assets related to the purchase of Kinduct and Xsens is being excluded due to the non-recurring nature of the transactions that capitalized the developed technology intangible assets on the balance sheet, and the non-cash nature of the amortization expense being recorded as the developed technology intangible assets are being amortized over their useful lives. The result of the exclusion of amortization of acquired intangible assets is a decreased cost of revenues. The exclusion does not take into account the possibility that we may have to internally develop or externally acquire developed technology in the future in order to derive revenues from such assets.
Non-GAAP Gross Margin: The limitations of non-GAAP gross margin include the following:
•The amortization of acquired intangible assets related to the purchase of Kinduct and Xsens is being excluded due to the non-recurring nature of the transactions that capitalized the developed technology intangible assets on the balance sheet, and the non-cash nature of the amortization expense being recorded as the developed technology intangible assets are being amortized over their useful lives. The result of the exclusion of amortization of acquired intangible assets is an improved gross margin. The exclusion does not take into account the possibility that we may have to internally develop or externally acquire developed technology in the future in order to derive revenues from such assets.
Non-GAAP Net Loss: The limitations of non-GAAP net loss include the following:
•The exclusion of stock-based compensation expense, which has been a recurring expense. We expect that stock-based compensation will increase in significance in the foreseeable future, as equity awards are expected to continue to be an important component of our compensation strategy. Although stock-based compensation is an important aspect of the compensation paid to our employees, there are multiple factors that are accounted for in determining a fair value of such compensation due to varying valuation methodologies, subjective assumptions and the difference in award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies. The result of excluding stock-based compensation is an improvement to net income; however, non-GAAP net loss does not consider the potentially dilutive impact of stock-based compensation or other stock-

settled obligations. Additionally, we expect stock-based compensation to be a part of our expenses going forward; however, the final figures are subject to change each period; and
•The exclusion of deemed dividend from accretion of Series D-1 preferred stock, which has been a recurring expense. We expect that deemed dividends from accretion of Series D-1 preferred stock will decrease in significance in the future, as the Series D-1 preferred stock has been converted into common stock upon consummation of the Business Combination Agreement. We believe it is useful to exclude the non-cash deemed dividend from accretion of Series D-1 preferred stock from our non-GAAP financial measures in order to highlight the performance of our core business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies. The result of excluding deemed dividend from accretion of Series D-1 preferred stock is an improvement to net income; however, non-GAAP net loss does not consider the potentially dilutive impact this stock-settled obligation; and
•The exclusion of certain recurring, non-cash charges, such as amortization of acquired intangible assets. Although amortization is a non-cash charge, the assets being amortized may have to be replaced in the future, and Non-GAAP net loss does not reflect cash requirements for these replacements or new capital expenditure requirements; and
•The exclusion of loss on debt extinguishment, which is a non-cash charge related to unamortized debt discounts and debt issuance costs. Although loss on debt extinguishment is a non-cash charge, our current debt may have to be refinanced in the future, and Non-GAAP net loss does not reflect cash requirements for potential refinancings; and
•The exclusion of change in fair value of warrant liabilities, which is a non-cash item related to fair value adjustments on our Public and Private warrant liabilities. Although change in fair value of warrant liabilities is a non-cash charge, our warrant liabilities may be subject to redemption in the future, and Non-GAAP net loss does not reflect cash requirements for potential redemptions; and
•The exclusion of debt issuance costs, which are non-recurring charges related to the total transaction costs incurred upon consummation of the deSPAC allocated to the Venture Linked Notes. Our current debt may have to be refinanced in the future, and Non-GAAP net loss does not reflect cash requirements for potential refinancings; and
•The exclusion of revaluation of debt, net, which is a non-cash item related to fair value adjustments on our Venture Linked Notes. Although revaluation of debt, net is a non-cash charge, our Venture Linked Notes may need to be refinanced or repaid in the future, and Non-GAAP net loss does not reflect cash requirements for potential refinancings or repayments; and
•The exclusion of impairment of intangible assets, which is a non-cash item related to certain acquired intangible assets. Although impairment of intangible assets is a non-cash charge, the assets being impaired may have to be replaced in the future, and Non-GAAP net loss does not reflect cash requirements for these replacements.
Adjusted EBITDA: The limitations of Adjusted EBITDA include the foregoing limitations with respect to Non-GAAP net loss, as well as the following:
•The exclusion of interest expense, interest income, and income tax expense (benefit), which includes expenses associated with our capital and tax structures, specifically cash and non-cash interest on our debt instruments, any offset from interest earned from our daily sweep accounts and money market funds, and income taxes in the United States and certain foreign jurisdictions in which we conduct business. Thus Adjusted EBITDA do not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt, or cash interest income earned, nor does it reflect tax payments that may represent a reduction in cash available to us; and
•The exclusion of certain recurring, non-cash charges, such as depreciation of property and equipment. Although depreciation is a non-cash charge, the assets being depreciated may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for these replacements or new capital expenditure requirements; and
•The exclusion of other income (expense), net, which includes income from the sale of non-core assets and government subsidies, as well as realized and unrealized gains and losses on foreign exchange transactions consisting of currency movements on transactions settled in other currencies during the year. Accordingly, Adjusted EBITDA does not reflect certain income and expenses not directly tied to the ongoing core operations of our business, such as legal reserves and settlements and restructuring and other related reorganization costs, if any; and

•The exclusion of certain non-recurring transaction expenses, such as professional service fees related to tax studies. We do not expect to incur such transaction expenses in the future as the consummation of the Business Combination Agreement and our public listing has already occurred.
In addition, Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments or changes in, or cash requirements for, our working capital needs.
Other companies, including those in our industry, may calculate non-GAAP net loss, non-GAAP gross margin, and Adjusted EBITDA differently than we do, limiting the usefulness of these non-GAAP financial measures as comparative measures. Because of these limitations, you should consider non-GAAP net loss, non-GAAP gross margin, and Adjusted EBITDA alongside, and not in lieu of, other financial performance measures, including net loss and gross margin, and our other GAAP results. The non-GAAP financial measures presented in this Quarterly Report on Form 10-Q should not be considered as the sole measure of our performance and should not be considered in isolation from, or as a substitute for, comparable financial measures calculated in accordance with GAAP. Specifically, these non-GAAP financial measures should be considered as supplemental in nature, and are not intended, and should not be construed, as a substitute for the related financial information calculated in accordance with GAAP. A reconciliation of these non-GAAP financial measures to their corresponding GAAP measures, specifically non-GAAP net loss to net loss, non-GAAP gross margin to gross margin, and Adjusted EBITDA to net loss, are set forth below.
Reconciliation of Non-GAAP Financial Measures
The following tables reconcile the most directly comparable GAAP financial measure to each of these non-GAAP financial measures.

	Three Months Ended March 31,
	2023	2022
	(unaudited) (in thousands)
Net income (loss) attributable to common stockholders	$15,520	$(6,255)
Deemed dividend from accretion of Series D-1 preferred stock	316	659
Stock-based compensation	664	313
Amortization of acquired intangibles	457	1,626
Loss on debt extinguishment	107	—
Change in fair value of warrant liabilities	(1,390)	—
Debt issuance costs	7,945	—
Revaluation of debt, net	(31,868)	—
Impairment of intangible assets	4,657	—
Non-GAAP net loss	(3,592)	(3,657)
Interest expense	172	400
Interest income	(256)	(4)
Income tax expense	58	15
Depreciation and amortization, excluding acquired intangibles	215	226
Other expenses (income), net	115	(83)
Non-recurring transaction expenses	316	—
Adjusted EBITDA	$(2,972)	$(3,103)

	Three Months Ended March 31, 2023
		Adjustments
	GAAP Financials	Stock-Based Compensation	Amortization of Intangibles	Impairment of Intangibles		Non-GAAP Financials
Revenues
Product	$7,659	$—	$—	$—		$7,659
Service	1,508	—	—	—	—	1,508
Total revenues	9,167					9,167
Cost of revenues
Product	2,361	—	—	—	—	2,361
Service	1,210	—	260	—	—	950
Total cost of revenues	3,571	—	260	—		3,311
Gross profit
Product	5,298					5,298
Service	298					558
Total gross profit	5,596					5,856
Gross margin
Product	69.2%					69.2%
Service	19.8%					37.0%
Total gross margin	61.0%					63.9%
Operating expenses
Research and development	2,904	219	—	—		2,685
Sales and marketing	3,480	140	139	—		3,201
General and administrative	3,957	305	58	—		3,594
Impairment of intangible assets	4,657	—	—	4,657		—
Total operating expenses	$14,998	$664	$197	$4,657		$9,480
Total		$664	$457	$4,657
Loss from operations	$(9,402)					$(3,624)

	Three Months Ended March 31, 2022
		Adjustments
	GAAP Financials	Stock-Based Compensation	Amortization of Intangibles	Non-GAAP Financials
Revenues
Product	$8,100	$—	$—	$8,100
Service	1,408	—	—	1,408
Total revenues	9,508	—	—	9,508
Cost of revenues
Product	3,589	—	583	3,006
Service	1,113	—	581	532
Total cost of revenues	4,702	—	1,164	3,538
Gross profit
Product	4,511			5,094
Service	295			876
Total gross profit	4,806			5,970
Gross margin
Product	55.7%			62.9%
Service	21.0%			62.2%
Total gross margin	50.5%			62.8%
Operating expenses
Research and development	3,536	48	—	3,488
Sales and marketing	3,440	93	370	2,977
General and administrative	3,337	172	92	3,073
Total operating expenses	$10,313	$313	$462	$9,538
Total		$313	$1,626
Loss from operations	$(5,507)			$(3,568)

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Revenues
Product	$7,659	$8,100	$(441)	(5)%
Service	1,508	1,408	100	7%
Product
Product revenue decreased by $0.4 million in the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to $0.4 million decreased sales of our inertial sensor modules, and $0.2 million decreased sales at the Qingdao Joint Venture, partially offset by $0.2 million increased sales of our Wearables solution. The effect of Covid-related shutdowns in certain geographies negatively impacted top-line revenues as potential customers were prevented from engaging in activities that require the use of our products, such as motion capture filming, thus temporarily reducing shipment volume in certain geographies that experienced Covid-related shutdowns.

Service
Service revenue increased by $0.1 million in the three months ended March 31, 2023, as compared to the corresponding period in 2022, primarily due to increased sales of support and maintenance service contracts. The effect of Covid-related shutdowns in certain geographies negatively impacted top-line revenues as potential customers were prevented from engaging in activities that require the use of our products, such as motion capture filming, thus temporarily reducing product shipment volume and the accompanying service revenue in certain geographies that experienced Covid-related shutdowns.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Cost of revenues
Product	$2,361	$3,589	$(1,228)	(34)%
Service	1,210	1,113	97	9%
Gross profit
Product	5,298	4,511	787	17%
Service	298	295	3	NM
Product
Product cost of revenues decreased by $1.2 million and gross profit increased by 17% in the three months ended March 31, 2023, compared to the corresponding period in 2022. The decrease in Product cost of revenues was primarily due to the amortizable life of certain acquired intangibles expiring in the fourth quarter of 2022. The effect of COVID-related supply chain disruptions also negatively impacted our Product cost of revenues through an increase in unplanned materials cost.
Service
Service cost of revenues increased $0.1 million and gross profit was flat in the three months ended March 31, 2023, compared to the corresponding period in 2022 due primarily to timing of non-recurring engineering services.
Operating Expenses

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Research and development	$2,904	$3,536	$(632)	(18)%
Sales and marketing	3,480	3,440	40	1%
General and administrative	3,957	3,337	620	19%
Impairment of intangible assets	4,657	—	4,657	NM
Research and development expense decreased $0.6 million in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to decreased payroll of $0.3 million as we realized the effects of our cost saving measures implemented in the second quarter of 2022, and engineering expenses decreased by $0.4 million in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Sales and marketing expense was flat in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to decreased payroll of $0.2 million as we realized the effects of our cost saving measures implemented in the second quarter of 2022, offset by an increase in marketing spend of $0.2 million in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

General and administrative expense increased $0.6 million in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to an increase of $0.4 million in auditing and accounting, consulting, and legal fees in preparation for the business combination transaction, such as costs related to SOX compliance, and $0.2 million increased payroll related to higher required finance and accounting staffing levels after the business combination in the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Impairment of intangible assets increased to $4.7 million in the three months ended March 31, 2023, compared to the corresponding period in 2022, primarily due to the occurrence of a triggering event wherein our market capitalization was below the book value of our assets, accordingly certain acquired intangible assets were assessed to determine if their carrying value was above their fair value, with such analysis resulting in the impairment charge.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Loss on debt extinguishment	$(107)	$—	$(107)	NM
Change in fair value of warrant liabilities	1,390	—	1,390	NM
Debt issuance costs	(7,945)	—	(7,945)	NM
Revaluation of debt, net	31,868	—	31,868	NM
Interest expense	(172)	(400)	(228)	(57)%
Interest income	256	4	252	NM
Other income (expense), net	(115)	83	(198)	(239)%
Loss on debt extinguishment of $0.1 million in the three months ended March 31, 2023 consists primarily of charges against unamortized debt discounts and debt issuance costs associated with refinancing or extinguishing certain debt instruments. No such expense occurred in the three months ended March 31, 2022.
Change in fair value of warrant liabilities resulting in a gain of $1.4 million in the three months ended March 31, 2023 primarily relates to the Pathfinder warrants assumed in the Business Combination Agreement, which are accounted for as liabilities and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the three months ended March 31, 2022.
Debt issuance costs of $7.9 million in the three months ended March 31, 2023 is primarily related to the direct and incremental amount of Business Combination Agreement transaction costs allocated to the Venture Linked Notes, which upon election of the fair value option per ASC 825 are expensed as incurred. No such gain or loss occurred in the three months ended March 31, 2022.
Revaluation of debt, net resulting in a gain of $31.9 million primarily relates to the Venture Linked Notes, which are accounted for under the fair value option accounting election available under ASC 825 and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the three months ended March 31, 2022.
Interest expense consists of interest incurred from outstanding debt and notes payable. Interest expense decreased $0.2 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of the debt refinancings and issuances that took place in fiscal year 2022 as well as the issuance of the Venture Linked Notes on February 10, 2023, which is accounted for under the fair value option per ASC 825 and thus any change in fair value of the Venture Linked Notes related to accretion of interest is recorded in the financial statement caption "Revaluation of debt, net" instead of "Interest expense". The Company recorded $0.2 million of non-cash interest expense in the three months ended March 31, 2023 related to $0.1 million accretion of the Kinduct deferred payout and $0.1 million of non-cash interest expense related to the amortization of debt discount and accretion of the convertible notes issued in March 2022. The interest expense recorded in the three months ended March 31, 2022 primarily related to the Eastward term loan.
Interest income increased by $0.3 million in the three months ended March 31, 2023 primarily due to cash interest earned from our daily sweep accounts and money market funds related to the proceeds received from the Business Combination

Agreement that was consummated on February 10, 2023. Interest income in the three months ended March 31, 2022 was nominal.
Other income (expense), net primarily reflects recognition of government subsidies and foreign currency exchange gains and losses. The $0.2 million decrease for the three months ended March 31, 2023 compared to the corresponding period in 2022 was primarily due to a $0.1 million foreign exchange loss, and a $0.1 million decrease in the amount of other income recognized from government subsidies for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Income tax expense	$58	$15	$43	NM
Our effective tax rate differs from statutory rate of 21% for U.S. federal income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client equity securities received for services.
We file income tax returns in the United States and state and foreign jurisdictions. To the extent we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state or foreign tax authorities to the extent utilized in a future period.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers and borrowings under our credit facilities. Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $126.2 million as of March 31, 2023 and negative cash flows from operating activities. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we will continue to make in research and development and sales and marketing and due to additional general and administrative costs we expect to incur as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
As of March 31, 2023, we had cash and cash equivalents of $62.1 million, including $1.2 million held in China and subject to transfer and other restrictions as described below, of which $1.0 million was held by the Qingdao JV and $0.2 million was held by our wholly owned entities in China and Hong Kong, and principal amount of debt outstanding of $75.0 million.
On February 10, 2023 we consummated the Business Combination Agreement with Pathfinder Acquisition Corporation whereby through a series of transactions, New Movella received approximately $58.0 million of net cash proceeds after transaction costs and repayment of debt. The Note Purchase Agreement also contains a financial covenant requiring us to achieve positive adjusted EBITDA on a consolidated basis for the most recently ended four-quarter period, commencing with the last day of the fiscal quarter ending June 30, 2024 and as of the last day of each fiscal quarter thereafter. While there has been substantial doubt in prior periods about our ability to continue as a going concern, given the above we believe we have sufficient liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, we hold a substantial amount of non-marketable equity securities that could be divested in order to provide liquidity as we deem fit. Our future capital requirements will depend on many factors, including: our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued investment in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, the COVID-19 pandemic, which has caused disruption in the global financial markets, and rising interest rates may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be materially and adversely affected. Approximately $3.5 million and $4.1 million of our cash and cash equivalents balance were held outside of the United States as of March 31, 2023 and December 31, 2022, respectively. There are restrictions on our ability to transfer cash and cash equivalents of $1.2 million held outside of the U.S. by our subsidiaries in China and Hong Kong and the Qingdao JV as of March 31, 2023. These restrictions include restrictions on the ability of these entities to pay dividends under current People’s Republic of China (“PRC”) laws and regulations, restrictions on foreign currency exchange, and, for the Qingdao JV, requirements that the cash held by the Qingdao JV be used solely in connection with the joint venture’s operations. As of March 31, 2023, $1.0 million in cash and cash equivalents held by the Qingdao JV were subject to such requirements. In addition, the PRC government may take measures at its discretion from time to time to restrict access to cash held in our China subsidiaries and the Qingdao JV, and may take similar measures in the future with respect to cash held in our Hong Kong subsidiary.
The Business Combination provided substantially all of the funding necessary to continue as a going concern. We expect to fund our operations in the near-term through a combination of funding sources, including through the use of our existing cash and cash equivalent balances, our expected cash flows from product sales, as well as the issuance of new equity, debt, or other securities.
Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our sales and marketing and research and development expenditures, and the continuing market acceptance of our solutions. In the event that we need to borrow funds or issue additional equity or other securities, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business, and any issuance of additional equity or other securities may result in dilution to investors. If we are unable to raise additional capital when we need it, it would harm our business, results of operations and financial condition.
Cash Flows
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(unaudited) (in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(5,440)	$(4,745)
Investing activities	(206)	(368)
Financing activities	53,668	5,623
Effect of foreign exchange rate changes on cash and cash equivalents	(260)	(219)
Net increase in cash and cash equivalents	$47,762	$291
Operating Activities
We have historically used cash in operating activities due to our net losses, adjusted for changes in our operating assets and liabilities, particularly from accounts receivable, inventories, prepaid expenses and other assets, accounts payable and accrued expenses, deferred revenue and non-cash expense items such as depreciation and amortization, stock-based compensation expense, and revaluation gains and losses.
For the three months ended March 31, 2023, cash used in operating activities was $5.4 million which was primarily the result of $15.7 million of net income in the period, offset by a $31.9 million non-cash gain on debt revaluation, $7.9 million of debt issuance costs expensed immediately due to election of the fair value option per ASC 825, $1.4 million non-cash gain on warrant revaluation, non-cash charges included $4.7 million non-cash loss on impairment of intangible assets, $0.7 million depreciation and amortization and $0.7 million of share-based compensation, and $2.6 million of cash was used in working capital. For the three months ended March 31, 2022 cash used in operating activities was $4.7 million which was primarily the result of a net loss of $5.8 million, cash used in working capital of $1.3 million, partially offset by non-cash expenses $1.9 million of depreciation and amortization and $0.3 million of share-based compensation.
Investing Activities
Our investing activities consist of capital expenditures for property and equipment purchases and IP licenses. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, and software and computer equipment used internally.
For the three months ended March 31, 2023, cash used in investing activities was de minimis. For the three months ended March 31, 2022, cash used in investing activities was $0.4 million, primarily due to $0.2 million purchases of property and equipment and $0.2 million purchase of intangible assets.
Financing Activities
Cash generated by financing activities includes proceeds from borrowings under our credit facilities, proceeds from issuance of common stock, proceeds from our issuance of common stock following employee stock option exercises, and proceeds from the issuance of convertible preferred stock. Cash used in financing activities primarily includes repayment of debt under our credit facilities and payment of debt and equity issuance costs.
For the three months ended March 31, 2023, cash provided by financing activities was $53.7 million, consisting primarily of proceeds of $75.0 million from the issuance of the Venture Linked Notes, $36.0 million gross proceeds from the Pathfinder trust, partially offset by $25.6 million repayment of the Pre-Close Notes, $18.7 million payment of equity issuance costs, payment of debt issuance costs of $8.8 million, and repayment of the Kinduct deferred payout of $4.4 million . For the three months ended March 31, 2022, cash provided by financing activities was $5.6 million, consisting primarily of $4.9 million from the issuance of the convertible notes and $0.9 million from the refinanced SVB term loan, partially offset by principal repayments of $0.3 million on the old SVB term loan.
Debt Obligations
As of March 31, 2023, we had the following debt obligations outstanding (in thousands):

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at March 31, 2023(2)
Venture Linked Note	Feb. 10, 2023	Feb. 10, 2028	9.25% PIK	$75,000	$75,931
ACOA Loans	June 9, 2020	Varies	N/A	Varies	461
(1)Maximum borrowing amount includes principal only.
(2)Amount outstanding at March 31, 2023 includes principal and accrued interest, as applicable.
Borrowings
Pre-Merger Senior Secured Notes and Venture Linked Notes
On November 14, 2022, Movella and certain of its subsidiaries, Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent, and Credit Partners II AIV, L.P. and FP Credit Partners Phoenix II AIV, L.P., as purchasers (the “Purchasers”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) pursuant to which, (a) Movella issued and sold to the Purchasers, and the Purchasers purchased, senior secured notes of the Company in an aggregate original principal amount of $25 million (the “Pre-Close Facility” or "Pre-Close Notes"), and (b) subject to the fulfillment of certain conditions precedent (including the consummation of the Merger), Movella agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase, on the Closing Date, senior secured venture-linked notes in an aggregate original principal amount of $75 million (the “VLN Facility”), in each case, for the consideration (including via a deemed sale and purchase, as applicable), as set forth in the Note Purchase Agreement.

The obligations of Movella under the Note Purchase Agreement are guaranteed by certain of our subsidiaries and secured by substantially all of Movella's and such subsidiaries’ assets. Upon consummation of the Merger, New Movella will also be required to become a secured guarantor of the obligations under the Note Purchase Agreement.
The commitment to provide the VLN Facility terminates upon the earliest to occur of (i) the termination of the Business Combination Agreement in accordance with its terms prior to the Closing Date and (ii) April 30, 2023, if the Merger has not been consummated on or prior to April 30, 2023 (the “VLN Termination Date”). The Merger was consummated on February 10, 2023 and thus the Closing Date occurred.
The proceeds of the Pre-Close Facility were used, in part, to refinance certain existing debt of Movella and our subsidiaries and to pay a portion of the transaction expenses associated with the financing arrangements contemplated by the Commitment Letter (the “FP Financing”), with the remaining proceeds available for growth and working capital and general corporate purposes. A portion of the proceeds of the VLN Facility were used on the Closing Date to refinance the Pre-Close Facility and to pay transaction expenses associated with the FP Financing. After the Closing, the remaining proceeds of the VLN Facility are available for growth and working capital and general corporate purposes.
The interest rate per annum applicable to notes under the Note Purchase Agreement is 9.25%. With respect to the notes evidencing the VLN Facility, interest is paid in kind on the last business day of each calendar quarter commencing with the calendar quarter ending immediately after the Closing Date. Interest is also payable in cash on the Closing Date or the date of any prepayment or repayment of notes (subject however, in certain cases, to the payment of a contractual return, if such contractual return is greater than the amount of all accrued and unpaid interest (other than default interest, if any)). Subject to certain exceptions in connection with certain qualified refinancing events and the repayment of the Pre-Close Facility on the Closing Date, on the date of any voluntary or mandatory prepayment or acceleration of the notes under the Note Purchase Agreement, a scheduled contractual return is required to be paid, if greater than the amount of all accrued and unpaid interest (other than default interest, if any). When such contractual return is paid, such contractual return will be deemed to constitute payment of all accrued and unpaid interest (other than default interest, if any) on the principal amount of notes so prepaid, repaid or accelerated, as applicable, including all interest on the notes that was previously paid in kind. After the Closing, New Movella will have the right, subject to certain exceptions, to cause the Grantees (or their permitted assignees) to sell all or a portion of the shares purchased by such entities in the Tender Offer and the Private Placement at any time in its sole discretion over the life of the VLN Facility, and a percentage of the proceeds (which percentage is a function of when proceeds are generated, based on a predetermined schedule with a sliding scale) of any such sale shall be applied as a credit against the outstanding obligations under of the VLN Facility upon a repayment of the VLN Facility in full or a refinancing event.
As the Closing occurred on February 10, 2023, the maturity of the VLN Facility will be five years after the Closing Date on February 10, 2028. There are no regularly scheduled amortization payments on either the Pre-Close Facility or the VLN Facility until the maturity date therefor, however, there are customary mandatory prepayment events in connection with the receipt of net proceeds from extraordinary receipts and dispositions (subject, in the case of dispositions, to certain customary exceptions and customary reinvestment rights), debt issuances and upon events specified in the Note Purchase Agreement to be a change of control, and the Pre-Close Facility is required to be refinanced in full on the Closing Date with a portion of the proceeds of the VLN Facility. The Pre-Close Facility and VLN Facility may be optionally prepaid in whole or in part. All such prepayments are required to be accompanied by accrued and unpaid interest on the amount prepaid or if greater (excluding default interest, if any), payment of the contractual return.
The Atlantic Canada Opportunities Agency Loans
Kinduct has applied for non-interest bearing, unsecured term loans with a monthly installment repayment from the Atlantic Canada Opportunities Agency (“ACOA”) in 2011, 2013, and 2019. These three loans are scheduled to be repaid in 2024, 2024, and 2029, respectively. In 2021, Kinduct entered into an amendment to reduce the monthly repayments to $200 for these outstanding ACOA loans for the period from July 2021 to December 2022, July 2021 to December 2022, and October 2021 to December 2022, respectively. As of March 30, 2023 and 2022, we had recorded a total debt of $0.5 million and $0.5 million related to these loans.

Off-Balance Sheet Arrangements
During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
In the notes to our audited consolidated financial statements as of and for the year ended December 31, 2022 and in “Exhibit 99.1 Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 8-K/A filed on March 31, 2023, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since the filing of our Form 8-K/A. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to accounting principles generally accepted in the U.S.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We adopted ASU 2016-13 on January 1, 2023 which did not have a material impact on our condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for private companies’ fiscal years beginning after December 15, 2023, respectively, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the timing of adoption and the impact of this ASU on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Concentration of Credit Risk
We are exposed to the credit risk of our customers. We market and sell our products worldwide and attribute revenues to the geography where product is shipped. No single direct or indirect customer accounted for 10% or more of our revenues in the three months ended March 31, 2023.
Sales to customers in Asia accounted for approximately 36% and 33% of our revenues for the three months ended March 31, 2023 and 2022, respectively. Sales to customers in North America accounted for approximately 30% and 34% respectively for the three months ended March 31, 2023 and 2022, respectively, while sales to customers in Europe accounted for approximately 30% and 31% for the three months ended March 31, 2023 and 2022, respectively. Sales to customers in other geographies accounted for approximately 4% and 2% in the three months ended March 31, 2023 and 2022, respectively.
Concentrations in the Available Sources of Supply of Materials and Product
Although most components essential to our business are generally available from multiple sources, certain components are currently obtained from single or limited sources. We also compete for various components with other participants in the markets for motion sensing components. Therefore, many components used by us, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.

We have entered into agreements for the supply of many components; however, there can be no guarantee that we will be able to extend or renew these agreements on similar terms, or at all.
Substantially all of our hardware products are manufactured by outsourcing partners that are located primarily in Europe with second source manufacturing in Asia.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenues are denominated in Euros, U.S. dollars or Canadian Dollars. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the Netherlands, United States and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would have increased or decreased our revenues by approximately $0.5 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
Interest Rate Risk
We had cash and cash equivalents of $62.1 million and $14.3 million as of March 31, 2023 and December 31, 2022, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. As of March 31, 2023, we had total outstanding principal amount of debt of $75.0 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings to the extent they are subject to variable interest rates. Our term loan with Francisco Partners bears PIK interest at 9.25% and thus is not subject to variable interest rates. Our ACOA Loan are interest-free. The effect of a hypothetical 10% change in interest rates on the fair value of outstanding debt would result in approximately zero additional interest expense on our consolidated financial statements. For more information on the structure of interest rates under our debt instruments, see “—Liquidity and Capital Resources—Debt Obligations” above.
Inflation Risk
Our results of operations and cash flows are subject to risks from inflation. We have been able to offset increased costs as a result of inflation through price increases to date. We cannot, however, be certain that we will be able to continue to offset such higher costs as a result of inflationary pressures through price increases. Our inability to do so could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of December 31, 2022, and remains unremediated at March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was (1) a lack of sufficient accounting and financial reporting personnel to properly analyze and ensure timely management review in the financial close and reporting process and (2) controls related to journal entries were not designed and implemented to prevent segregation of duties issues and sufficient reviews were not always occurring. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries. We have added additional internal and external resources to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information
Item 1. Legal Proceedings

For a discussion of legal matters as of March 31, 2023, see Note 13, “Commitments and Contingencies - Litigation and Asserted Claims” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
Item 1A. Risk Factors

The risks described in "Risk Factors" in our Form 10-K for the year ended December 31, 2022 and in our Form 8-K/A filed March 31, 2023 could materially and adversely affect our business, financial condition, and results of operations, and cause the trading price of our common stock to decline. Our business, financial condition, and results of operations may be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our historical financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” sections in our Form 10-K for the year ended December 31, 2022 and in our Form 8-K/A filed March 31, 2023 remain current in all material respects.
Item 6. Exhibits
(a)Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of Movella Holdings Inc. (incorporated by reference from Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

3.2	Amended and Restated Bylaws of Movella Holdings Inc. (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

4.1	Form of Specimen Common Stock Certificate of Movella Holdings Inc. (incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

4.2	Form of Specimen Warrant Certificate of Movella Holdings Inc. (incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

4.3*
Warrant Agreement, dated as of February 16, 2021, between Continental Stock Transfer & Trust Company and Pathfinder Acquisition Corporation (incorporated by reference from Exhibit 4.3 to the Registration Statement on Form S-4 (File No. 333-268068).

4.4	Description of Securities (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.1
Form of Indemnification Agreement between Movella Holdings Inc. and its officers and directors (incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.2†
Movella Holdings Inc. 2022 Stock Incentive Plan and the Forms of Stock Option Agreement, Restricted Stock Unit Agreement and Restricted Stock Agreement thereunder (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.3†	Movella Holdings Inc. 2022 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.4†	Movella Holdings Inc. Non-Employee Director Compensation Policy (incorporated by reference from Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.5	Form of Assignment and Assumption Agreement (incorporated by reference from Exhibit 10.24 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

Exhibit Number	Description
10.6
Voting Agreement, dated as of February 10, 2023, by and among Movella Holdings Inc., Pathfinder Acquisition LLC, Movella Inc. and the parties listed on the signature pages thereto (incorporated by reference from Exhibit 10.25 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

10.7+
Subscription Agreement, dated as of January 9, 2023, by and among Pathfinder Acquisition Corporation, FP Credit Partners II, L.P. and FP Credit Partners Phoenix II, L.P. (incorporated by reference from Exhibit 10.26 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_______________

*	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibits and schedules to the SEC upon its request.

†	Indicates management contract or compensatory plan.
+	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
#	In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Movella Holdings Inc.

	By:	/s/ Ben A. Lee
Ben A. Lee
President and Chief Executive Officer
Principal Executive Officer

	By:	/s/ Stephen Smith
Stephen Smith
Chief Financial Officer
Principal Financial and Accounting Officer
Date: May 12, 2023