Form 10-Q
period 2023-06-30
Movella Holdings Inc.
filed 2023-08-11
CIK 1839132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

N/A
___________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.00001 par value per share	MVLA	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of common stock at an exercise price of $11.50	MVLAW	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had outstanding 50,907,431 shares of common stock as of August 9, 2023.

Part I - Financial Information
Item 1. Financial Statements
MOVELLA HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$51,008	$14,334
Accounts receivable, net of allowance for credit losses of $721 and $144 at June 30, 2023 and December 31, 2022	5,517	6,690
Inventories	6,348	5,164
Prepaid expenses and other current assets	5,404	3,274
Total current assets	68,277	29,462
Property and equipment, net	2,692	2,361
Goodwill	37,238	36,381
Intangible assets, net	2,216	5,807
Non-marketable equity securities	25,292	25,285
Capitalized equity issuance costs and other assets	1,668	4,265
Deferred tax assets	—	86
Right-of-use assets	3,134	3,281
Total assets	$140,517	$106,928
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,428	$5,967
Accrued expenses and other current liabilities	6,428	7,944
Current portion of long-term debt	141	148
Current portion of deferred revenue	3,053	3,334
Payable to Kinduct sellers – current	—	4,303
Total current liabilities	12,050	21,696
Long-term portion of term debt	50,458	25,649
Convertible notes, net – related party (Note 12)	—	6,186
Warrant liabilities	1,225	—
Deferred revenue, net of current portion	1,331	1,344
Deferred tax liabilities, net	68	—
Operating lease liabilities and other non-current liabilities	2,934	3,088
Total liabilities	68,066	57,963
Commitments and contingencies (Note 13)
Mezzanine equity

MOVELLA HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
Redeemable convertible preferred stock, $0.00001 par value. 0 shares authorized, issued, and outstanding at June 30, 2023; 3,207,472 shares authorized, issued and outstanding as of December 31, 2022; liquidation preference of $30,000 as of December 31, 2022	—	41,991
Non-redeemable convertible preferred stock, $0.00001 par value. 20,000,000 shares authorized, 0 shares issued, and outstanding at June 30, 2023; 29,524,294 shares authorized and 24,338,566 shares issued and outstanding as of December 31, 2022; liquidation preference of $146,548 as of December 31, 2022	—	143,192
Total mezzanine equity	—	185,183
Stockholders’ equity (deficit)
Common stock, $0.00001 par value. 900,000,000 shares authorized, 50,907,431 shares issued and outstanding at June 30, 2023; 46,430,391 shares authorized, 6,231,947 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	211,914	692
Accumulated other comprehensive loss	(561)	(1,646)
Accumulated deficit	(140,039)	(142,016)
Total Movella stockholders’ equity (deficit)	71,315	(142,969)
Non-controlling interest in subsidiaries	1,136	6,751
Total stockholders’ equity (deficit)	72,451	(136,218)
Total liabilities, mezzanine equity and stockholders’ equity	$140,517	$106,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
				Restated
Revenues
Product	$6,550	$7,064	$14,209	$15,164
Service	1,809	1,513	3,317	2,921
Total revenues	8,359	8,577	17,526	18,085
Cost of revenues
Product	2,971	3,184	5,332	6,773
Service	944	1,137	2,154	2,250
Total cost of revenues	3,915	4,321	7,486	9,023
Gross profit	4,444	4,256	10,040	9,062
Operating expenses
Research and development	2,203	4,273	5,107	7,809
Sales and marketing	3,785	3,660	7,265	7,100
General and administrative	6,192	3,140	10,149	6,477
Impairment of intangible assets	—	—	4,657	—
Total operating expenses	12,180	11,073	27,178	21,386
Loss from operations	(7,736)	(6,817)	(17,138)	(12,324)
Other income (expense)
Loss on debt extinguishment	—	—	(107)	—
Change in fair value of warrant liabilities	288	—	1,678	—
Debt issuance costs	—	—	(7,945)	—
Revaluation of debt, net	(7,292)	—	24,576	—
Interest expense	(8)	(655)	(180)	(1,055)
Interest income	623	2	879	6
Other income, net	149	65	34	148
Income (loss) before income taxes	(13,976)	(7,405)	1,797	(13,225)
Income tax expense (benefit)	71	(337)	129	(322)
Net income (loss)	(14,047)	(7,068)	1,668	(12,903)
Net loss attributable to non-controlling interests	(188)	(184)	(309)	(423)
Net income (loss) attributable to Movella Holdings Inc.	(13,859)	(6,884)	1,977	(12,480)
Deemed dividend from accretion of Series D-1 preferred stock	—	(670)	(316)	(1,329)
Net income (loss) attributable to common stockholders	$(13,859)	$(7,554)	$1,661	$(13,809)

Earnings (loss) per share attributable to common stockholders
Basic	$(0.27)	$(1.48)	$0.04	$(2.87)
Diluted	$(0.27)	$(1.48)	$0.04	$(2.87)
Weighted average shares used in computing earnings (loss) per share attributable to common stockholders
Basic	50,876,842	5,098,463	40,710,849	4,815,575
Diluted	50,876,842	5,098,463	41,755,785	4,815,575
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(14,047)	$(7,068)	$1,668	$(12,903)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	512	(1,665)	772	(1,645)
Release of cumulative foreign currency translation adjustments as a result of the partial disposition of QDJV	313	—	313	—
Comprehensive income (loss)	(13,222)	(8,733)	2,753	(14,548)
Comprehensive loss attributable to non-controlling interests	(188)	(184)	(309)	(423)
Comprehensive income (loss) attributable to Movella Holdings Inc.	$(13,034)	$(8,549)	$3,062	$(14,125)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Redeemable convertible preferred stock		Non-redeemable convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total
Balance, March 31, 2022	6,562,724	$39,966	49,792,827	$143,192	9,364,591	$1	$—	$1,451	$(115,438)	$7,144	$(106,842)
Retroactive conversion of shares due to Business Combination	(3,355,252)	—	(25,457,033)	—	(4,787,732)	—	—	—	—	—	—
Balance at March 31, 2022, as converted	3,207,472	39,966	24,335,794	143,192	4,576,859	1	—	1,451	(115,438)	7,144	(106,842)
Stock-based compensation expense	—	—	—	—	—	—	335	—	—	—	335
Accretion of Series D-1 convertible preferred stock	—	670	—	—	—	—	(911)	—	241	—	(670)
Issuance of common stock for exercise of options	—	—	—	—	1,567,587	—	1,404	—	—	—	1,404
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,665)	—	—	(1,665)
Net loss	—	—	—	—	—	—	—	—	(6,884)	(184)	(7,068)
Balance, June 30, 2022	3,207,472	40,636	24,335,794	143,192	6,144,446	1	828	(214)	(122,081)	6,960	(114,506)

Balance, March 31, 2023	—	—	—	—	50,693,308	1	206,428	(1,386)	(126,180)	6,630	85,493
Stock-based compensation expense	—	—	—	—	—	—	493	—	—	—	493
Issuance of common stock in connection with Business Combination Agreement, net of redemptions and transaction costs	—	—	—	—	214,123	—	—	—	—	—	—
Partial disposition of interest in QDJV	—	—	—	—	—	—	4,993	313	—	(5,306)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	512	—	—	512
Net loss	—	—	—	—	—	—	—	—	(13,859)	(188)	(14,047)
Balance, June 30, 2023	—	$—	—	$—	50,907,431	$1	$211,914	$(561)	$(140,039)	$1,136	$72,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity (Deficit)
(In thousands, except share data)
(Unaudited)

	Redeemable convertible preferred stock		Non-redeemable convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non-controlling interests	Total
Balance, December 31, 2021	6,562,724	$39,307	49,792,827	$143,192	9,184,092	$1	$—	$1,431	$(109,601)	$7,383	$(100,786)
Retroactive conversion of shares due to Business Combination	(3,355,252)	—	(25,457,033)	—	(4,695,450)	—	—	—	—	—	—
Balance at December 31, 2021, as converted	3,207,472	39,307	24,335,794	143,192	4,488,642	1	—	1,431	(109,601)	7,383	(100,786)
Stock-based compensation expense	—	—	—	—	—	—	648	—	—	—	648
Accretion of Series D-1 convertible preferred stock	—	1,329	—	—	—	—	(1,329)	—	—	—	(1,329)
Issuance of common stock for exercise of options	—	—	—	—	1,655,804	—	1,491	—	—	—	1,491
Issuance of common stock warrants to Eastward	—	—	—	—	—	—	18	—	—	—	18
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,645)	—	—	(1,645)
Net loss	—	—	—	—	—	—	—	—	(12,480)	(423)	(12,903)
Balance, June 30, 2022	3,207,472	40,636	24,335,794	143,192	6,144,446	1	828	(214)	(122,081)	6,960	(114,506)

Balance, December 31, 2022	6,562,724	41,991	49,798,500	143,192	12,751,023	1	692	(1,646)	(142,016)	6,751	(136,218)
Retroactive conversion of shares due to Business Combination	(3,355,252)	—	(25,459,934)	—	(6,519,076)	—	—	—	—	—	—
Balance at December 31, 2022, as converted	3,207,472	41,991	24,338,566	143,192	6,231,947	1	692	(1,646)	(142,016)	6,751	(136,218)
Stock-based compensation expense	—	—	—	—	—	—	1,157	—	—	—	1,157
Accretion of Series D-1 convertible preferred stock prior to close of Business Combination Agreement	—	316	—	—	—	—	(316)	—	—	—	(316)
Issuance of common stock for exercise of options prior to close of Business Combination Agreement	—	—	—	—	3,970	—	10	—	—	—	10
Issuance of common stock upon conversion of Preferred stock	(3,207,472)	(42,307)	(24,338,566)	(143,192)	27,583,963	—	185,499	—	—	—	185,499
Issuance of common stock in connection with Business Combination Agreement, net of redemptions and transaction costs	—	—	—	—	16,168,831	—	13,359	—	—	—	13,359
Issuance of common stock upon conversion of Convertible notes	—	—	—	—	651,840	—	6,520	—	—	—	6,520
Issuance of common stock upon conversion of Legacy Movella warrants	—	—	—	—	266,880	—	—	—	—	—	—
Partial disposition of interest in QDJV	—	—	—	—	—	—	4,993	313	—	(5,306)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	772	—	—	772
Net income (loss)	—	—	—	—	—	—	—	—	1,977	(309)	1,668
Balance, June 30, 2023	—	$—	—	$—	50,907,431	$1	$211,914	$(561)	$(140,039)	$1,136	$72,451
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	1,668	$(12,903)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	953	3,647
Stock-based compensation expense	1,157	648
Provision for excess and obsolete inventories	241	—
Allowance for credit losses	577	—
Impairment of intangible assets	4,657	—
Unrealized loss on marketable securities	—	58
Accretion of convertible notes, net	—	154
Non-cash interest expense from note accretion	61	159
Non-cash interest expense from deferred payout accretion	57	—
Amortization of debt discount and debt issuance costs	52	209
Gain on change in fair value of embedded derivative	—	(50)
Gain on change in fair value of warrant liabilities	(1,678)	—
Gain on revaluation of debt, net	(24,576)	—
Loss on debt extinguishment	107	—
Debt issuance costs	7,945	—
Right-of-use assets	267	—
Deferred income taxes	154	—
Changes in operating assets and liabilities
Accounts receivable	606	474
Inventories	(1,313)	(2,014)
Prepaid expenses and other assets	(1,488)	(54)
Other assets	(1,527)	(31)
Accounts payable	(793)	(844)
Accrued expenses and other liabilities	(1,126)	(848)
Deferred revenue	(366)	247
Other liabilities	(205)	(35)
Net cash used in operating activities	(14,570)	(11,183)
Cash flows from investing activities
Purchase of intangibles	—	(153)
Additions to capitalized software development costs	(1,528)	—
Purchases of property and equipment	(646)	(302)
Net cash used in investing activities	(2,174)	(455)
Cash flows from financing activities
Proceeds from Venture Linked Notes	75,000	—
Payment of debt issuance costs	(8,791)	—
Proceeds from Business Combination	36,048	—
Payment of equity issuance costs	(18,682)	—
Repayment of loans using proceeds from Venture Linked Notes	(25,557)	—
Proceeds from term loans and revolving line of credit, net	—	1,006

MOVELLA HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Proceeds from issuance of convertible notes	—	4,873
Principal payments of loans	—	(280)
Proceeds from the exercise of stock options	10	1,491
Payment of deferred payout to Kinduct sellers	(4,360)	—
Net cash provided by financing activities	53,668	7,090
Effect of foreign exchange rate changes on cash and equivalents	(250)	(443)
Net increase (decrease) in cash and cash equivalents	36,674	(4,991)
Cash and cash equivalents
Beginning of period	14,334	11,166
End of period	$51,008	$6,175
Supplemental disclosures of cash flow information
Cash paid for interest	$614	$507
Cash paid for taxes, net of refunds	93	127
Supplemental disclosure of non-cash investing and financing activities
Accretion of Series D-1 convertible preferred Stock	$316	$1,329
Issuance of convertible notes in exchange for Kinduct deferred payout	—	1,148
Issuance of warrants to lender	—	18
Right-of-use assets obtained in exchange for operating lease liabilities	219	4,280
Issuance of common stock upon conversion of Convertible notes	6,520	—
Issuance of common stock upon conversion of preferred stock	185,499	—
Acquisition of warrant liabilities	2,903	—
Capitalized equity issuance costs applied to proceeds	4,248	—
Partial disposition of QDJV	5,306	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.    Overview and Summary of Significant Accounting Policies
Description of Business
Movella Holdings Inc. ( the "Company" or "New Movella" or "Movella) is a global full-stack provider of integrated sensors, software, and analytics that enable the digitization of movement. Movella’s solutions accelerate innovation and enable our customers, partners, and users to create extraordinary outcomes. Movella powers real-time character movement in digital environments, transforms movement into digital data that provides meaningful and actionable insights, renders digitized movement to enable the creation of sophisticated and true-to-life animated content, creates new forms of monetizable IP with unique biomechanical digital content, and provides spatial movement orientation and positioning data. Partnering with leading global brands such as Electronic Arts, EPIC Games, 20th Century Studios, Netflix, Toyota, and over 2,000 customers in total, Movella currently serves the entertainment, health and sports, and automation and mobility markets. Additionally, Movella believes it is well-positioned to provide critical enabling solutions for applications in emerging high-growth markets such as the Metaverse, next-generation gaming, live streaming, digital health, and autonomous robots with recently introduced offerings and products currently in development.
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

As of June 30, 2023, the Company incurred a total of $29.2 million of business combination related costs which principally consisted of advisory, legal, other professional fees, debt discount and debt issuance costs. The Company expensed $1.6 million related to the Venture Linked Notes in the twelve months ended December 31, 2022 and an additional $7.9 million related to the Venture Linked Notes in the six months ended June 30, 2023. Upon consummation of the business combination agreement in February 2023, $19.7 million of transaction costs have been recorded as a reduction in the proceeds from the business combination.
Basis of Presentation and Principles of Consolidation
The information contained herein has been prepared by Movella Holdings Inc. (the “Company”) in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and joint ventures in which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2023 and the results of the Company’s operations for the six months ended June 30, 2023 and 2022 are unaudited. The condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, except otherwise disclosed herein, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein. Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not affect total revenues, costs and expenses, net loss, assets, liabilities or stockholders’ deficit. Except as set forth below, the accounting policies used in preparing these unaudited condensed consolidated financial statements are the same as those described in the Company’s financial statements for the year ended December 31, 2022. There were no material changes to our significant accounting policies and estimates during the six months ended June 30, 2023 with the exception of the addition of policies relating to the FP Venture Linked Notes and assumed warrant liabilities. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year as a whole.
Qingdao Joint Venture
On October 26, 2018, the Company, through its wholly-owned subsidiary, mCube Hong Kong, entered into an Equity Joint Venture Contract (“JV”) with a Chinese entity Qingdao Microelectronics Innovation Center Co., Ltd. (“QMICC”) to form Qingdao Hygealeo Technology Co. Ltd. (“Qingdao JV”). The Company contributed know-how for 70% ownership of the Qingdao JV and QMICC agreed to contribute approximately $16.5 million based on then-prevailing foreign exchange currency rates for 30% ownership. Qingdao JV is engaged in research and development, application and sale of intelligent sensor module turnkey solutions. Qingdao JV was formed and headquartered in Laoshan District, Qingdao, Shandong Province, People’s Republic of China (“PRC”).

On April 6, 2020, Golden Maple, Inc., a company headquartered in Zhejiang, China (“Golden Maple”), merged with Qingdao JV. Golden Maple investors exchanged its equity capital valued at approximately $8.3 million at then-prevailing foreign currency exchange rates for 14% of Qingdao JV’s equity interest. Immediately following the effectiveness of the merger between both entities, the current Qingdao JV shareholders, mCube Hong Kong Limited and QMICC, own approximately 60% and 26% of the Company’s subsidiary interest, respectively.

On June 10, 2023, as part of the Company's efforts to exit the Qingdao JV, the Company partially disposed of its interest in the Qingdao JV by transferring approximately 10.3% of its equity stake in the Qingdao JV to QMICC and 26.3% of its equity stake in the Qingdao JV to Jinhua Jinfeng Enterprise Management Consulting Co. for no consideration, resulting in Movella owning approximately 23.4% of the Qingdao Joint Venture as of June 30, 2023.
Based on the Company’s analysis of the Qingdao JV under ASC 810 – Consolidation, the Company has determined that Qingdao JV is a variable interest entity (“VIE”) based on the fact the Qingdao JV does not have sufficient

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
equity to operate without financial support from the Company. Further, the Company concluded that Movella is the Qingdao JV’s primary beneficiary based on two conditions. Movella occupies two of three member seats in Qingdao JV’s managing committee and has greater than 20% ownership interest in the Qingdao JV, therefore, has the power to direct the activities of the Qingdao JV that most significantly impact its economic performance, including establishing the strategic, operating and capital decisions of the Qingdao JV in the ordinary course of business. In addition, Movella has an obligation to absorb potential losses of the Qingdao JV or the right to receive potential benefits from the Qingdao JV in proportion to its equity interest. As the primary beneficiary, the Company consolidated the results of the Qingdao JV for financial reporting purposes under the variable interest consolidation model guidance in ASC 810 for the six months ended June 30, 2023 and 2022, respectively.
Liquidity
The Company has prepared its condensed consolidated financial statements assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations and net cash used in operating activities including a net loss from operations of $17.1 million and net cash used in operating activities of $14.6 million for the six months ended June 30, 2023. The Company has cash, cash equivalents, and marketable securities of $51.0 million; there are restrictions on the Company’s ability to transfer cash and cash equivalents of $0.4 million held outside of the U.S. by its subsidiaries in China and $0.6 million held by its joint venture entity in China as of June 30, 2023. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its investors to fund operations, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations.
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
With the cash, cash equivalents, and marketable securities on hand at June 30, 2023, the Company believes the actions it has taken, and the measures it may take in the future, will provide sufficient liquidity to fund operations and capital expenditures over the next twelve months.
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
Reclassification
Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the six months ended June 30, 2022 to conform to the current period’s condensed consolidated financial statement presentation. The reclassifications had no impact on total revenues, expenses, assets, liabilities, stockholders’ deficit, cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities for all periods presented.
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of June 30, 2023. However, these estimates may change as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
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
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the time of purchase. Cash and cash equivalents include demand deposits and money market accounts. Interest is accrued as earned. Cash and cash equivalents are recorded at cost, which approximates fair value. Approximately $1.5 million and $4.1 million of the Company’s cash and cash equivalents balance were held outside of the U.S. as of June 30, 2023 and December 31, 2022, respectively. There are restrictions on the Company’s ability to transfer cash and cash equivalents of $0.4 million held outside of the U.S. by its subsidiaries in China and $0.6 million held by its joint venture entity in China as of June 30, 2023.
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Debt and Equity Issuance Costs

Debt and equity issuance costs, which primarily consist of direct and incremental banking, legal, accounting, consulting, and printing fees relating to the merger transaction described in Note 4. Reverse Recapitalization, are allocated between the debt and equity elements of the transaction. Debt issuance costs of $7.9 million relating to the Venture Linked Notes have been expensed in the six months ended June 30, 2023, as the Company elected the fair value option for the Venture Linked Notes which closed on February 10, 2023. The Company recorded $19.7 million of equity issuance costs as a reduction in proceeds received from the business combination.
Acquired Intangible Assets
The Company’s intangible assets include developed technology, customer relationships, patents, trademarks and non-compete agreements. Intangible assets are stated at cost less accumulated amortization and are amortized over their estimated useful lives using the straight-line method. Acquired intangible assets and long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable. For the six months ended June 30, 2023 and 2022, the Company recognized $4.7 million and nil, respectively, of impairment losses.
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

The Company evaluates its financial instruments, including its outstanding warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company has outstanding public and private placement warrants, neither of which meet the criteria for equity classification and are thus accounted for as liabilities. Accordingly, the Company recognizes the warrants as liabilities at fair value and adjusts the warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statement of operations and comprehensive loss. The fair value of the public warrants is estimated based on the quoted market price of such warrants. The fair value of the private placement warrants is estimated using a binomial option pricing model. For the six months ended June 30, 2023 and 2022 the Company recorded a gain on change in fair value of the warrant liabilities of $1.7 million and nil, respectively.
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Investments—Equity Securities, which allows entities to measure these investments at cost, less any impairment, adjusted for changes from observable price changes in orderly transactions for identifiable or similar investments of the same issuer.
The Company determined that there were no transactions with observable prices related to the non-marketable equity securities, and that there were no indicators of impairment related to the non-marketable equity securities for the six months ended June 30, 2023.
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
As the preferred stockholders had the ability to control a majority of the votes of the board of directors, a deemed redemption could have occurred that was in the control of the preferred stockholders and outside the control of the Company, and holders of common stock may not have received the same form of consideration as the holders of the preferred stock, the Company concluded that the preferred stock was redeemable at the option of the holder and should be classified in mezzanine equity on the condensed consolidated balance sheets. Upon consummation of the Business Combination Agreement on February 10, 2023, all series of Preferred Stock converted into common stock. Refer to Note 4. Reverse Recapitalization for more information.
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
2.    Balance Sheet Components
Inventories
Inventories consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$2,622	$2,758
Work-in-progress	1,771	1,132
Finished goods	1,955	1,274
	$6,348	$5,164
    The amount recorded as charges to cost of revenues, representing inventories considered obsolete and unsaleable was $0.2 million and insignificant for the six months ended June 30, 2023 and 2022, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid and financed insurance	$1,360	$—
Prepaid expenses	1,469	1,029
Value added tax receivable	807	446
Contract assets	—	197
Vendor prepaid	143	—
Government tax receivables	1,449	1,416
Other assets	176	186
	$5,404	$3,274

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Property and equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Office equipment	$156	$157
Computer hardware and software	2,115	2,017
Lab equipment	3,250	2,864
Furniture and fixtures	564	545
Leasehold improvements	1,087	1,069
Gross book value	7,172	6,652
Less: accumulated depreciation and amortization	(4,480)	(4,291)
	$2,692	$2,361
Depreciation and amortization expense on property and equipment was $0.4 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation and employee benefits	$1,637	$2,999
Accrued professional services	1,895	1,909
Financed insurance	578	—
Accrued valued added and other taxes	442	399
Accruals for purchases received	325	751
Current operating lease liabilities	525	593
Accrued TAS legal settlement	—	325
Other current liabilities	1,026	968
	$6,428	$7,944
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
The carrying amount of the Company’s financial instruments including cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values because of their short maturities, the Venture Linked Notes are carried at fair value due to the Company's election of the ASC 825 fair value option, while the convertible notes and the deferred payout owed to the sellers of Kinduct were carried at amortized cost, with the

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
convertible notes adjusted for changes in fair value of the embedded derivative. As of June 30, 2023 and December 31, 2022, the carrying amount of the Venture Linked Notes was $50.2 million and zero, respectively. Refer to Note 5. Debt for additional information on the Venture Linked Notes.
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value, on a recurring basis as of June 30, 2023 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents
Money market funds	$48,067	$—	$—	$48,067
Total assets	$48,067	$—	$—	$48,067
Financial Liabilities
Venture Linked Notes	$—	$—	$50,166	$50,166
Public warrants	715	—	—	715
Private placement warrants	—	510	—	510
Total liabilities	$715	$510	$50,166	$51,391
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
Level 1 instruments include highly liquid money market funds classified as cash equivalents and the public warrants. The Company utilized the market approach and Level 1 valuation inputs to value its money market mutual funds and the public warrants. As of June 30, 2023 and December 31, 2022, the carrying amount of cash equivalents approximated fair value due to the short period of time to maturity.
Level 2 instruments include the private placement warrants, whose fair value is primarily determined using quoted prices for the public warrants.
Level 3 instruments include the Venture Linked Notes, whose fair value is primarily determined using a binomial lattice model with key assumptions detailed below.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Public Warrants

The fair value of the public warrants is estimated based on the quoted market price of such warrants on the valuation date. The public warrants were initially recognized as a liability in connection with the Business Combination on February 10, 2023 at a fair value of $1.8 million. As of June 30, 2023, the estimated fair value of the public warrants was $0.7 million. The non-cash gain of $1.1 million resulting from the change in fair value of the public warrants between February 10, 2023, and June 30, 2023 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the six months ended June 30, 2023.
Private Placement Warrants

The private placement warrants were initially recognized as a liability in connection with the Business Combination on February 10, 2023 at a fair value of $1.1 million and was primarily determined based on the quoted price of the public warrants. As of June 30, 2023, the estimated fair value of the private placement warrants was $0.5 million. The non-cash gain of $0.6 million resulting from the change in fair value of the private placement warrants between February 10, 2023, and June 30, 2023 is recorded in change in fair value of warrant liabilities in our consolidated statements of operations and comprehensive loss during the six months ended June 30, 2023.

Venture Linked Notes
The Company elected the fair value option per ASC 825 for the Venture Linked Notes, accordingly the estimated fair value of the Venture Linked Notes at June 30, 2023 was determined using a binomial lattice model with significant assumptions including Movella's stock price, dividend yield, expected volatility, the risk-free rate, the discount rate, the term of the instrument, and lattice model inputs such as movement up or down and the probability of such movements. Changes in the fair value of the Venture Linked Notes and Pre-Close Notes totaling a net gain of $24.6 million and zero for the six months ended June 30, 2023 and 2022 are included in the Company’s consolidated statement of operations within other income (expense), net within the caption “Revaluation of debt, net”. As of June 30, 2023, the $75.0 million principal amount of Venture Linked Notes had a fair value of $50.2 million. The fair value of the Venture Linked Notes was determined using a binomial lattice model with the following key assumptions:

	June 30, 2023	February 10, 2023
Term	4.6 years	5.0 years
Stock price	$2.13 per share	$8.58 per share
Dividend yield	—%	—%
Expected volatility	67.5%	67.5%
Risk-free rate	4.4%	3.9%
Risky rate	25.4%	25.6%
Movement up	1.15	1.15
Movement down	0.87	0.87
Probability up	47.2%	47.1%
Probability down	52.8%	52.9%
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
•All 71,077,736 issued and outstanding shares of Legacy Movella common stock (including 12,759,148 shares of Legacy Movella common stock, 56,438,820 shares of legacy Movella common stock resulting from the conversion of the Legacy Movella redeemable convertible preferred stock, 1,333,712 shares from the conversion of Legacy Movella convertible notes, and 546,056 shares from the net exercise of Legacy Movella warrants) were converted into 34,738,600 shares of New Movella common stock (including 6,235,917 shares of Legacy Movella common stock, 27,583,963 shares of legacy Movella common stock resulting from the conversion of the Legacy Movella redeemable convertible preferred stock, 651,840 shares from the conversion of Legacy Movella convertible notes, and 266,880 shares from the net exercise of Legacy Movella warrants) after giving effect to the Exchange Ratio of approximately 0.4887 as calculated in accordance with the Business Combination Agreement; and
•All 11,637,195 granted and outstanding unexercised Legacy Movella options were converted into 5,687,048 New Movella options exercisable for shares of New Movella common stock with the same terms and vesting conditions except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio of approximately 0.4887 as calculated in accordance with the Business Combination Agreement.

In connection with the Closing of the Merger:

•All 3,568,831 issued and outstanding non-redeemed Pathfinder Class A ordinary shares were converted into 3,568,831 shares of New Movella common stock on a one-for-one basis in accordance with the Business Combination Agreement. Pathfinder’s public shareholders holding 28,931,169 Pathfinder Class A ordinary shares elected to redeem their shares prior to the Closing;
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
•All 1,000,000 issued and outstanding FP Shares issued in accordance with the Equity Grant Agreement to the FP Purchasers were converted into 1,000,000 shares of New Movella common stock;
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.    Debt
The following table summarizes the outstanding borrowings as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Venture Linked Notes	$75,000	$—
Pre-Close Notes	—	25,300
Convertible notes - related party	—	6,345
ACOA Loans	433	497
Add: fair value of embedded derivative in convertible notes	—	60
Less: unamortized debt discounts and issuance costs	—	(219)
Less: fair value adjustment on Venture Linked Notes	(24,834)	—
Total debt	$50,599	$31,983
Classification:
Current portion of long-term debt	$141	$148
Long-term portion of term debt	50,458	25,649
Convertible notes, net – related party	—	6,186
Pre-Close Notes and Venture Linked Notes
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Atlantic Canada Opportunities Agency Loan (“ACOA” Loan)
Kinduct applied for non-interest bearing, unsecured term loans with a monthly installment repayment from the Atlantic Canada Opportunities Agency (ACOA) in 2011, 2013, and 2019. These three loans are scheduled to be repaid in 2024, 2024, and 2029, respectively. In 2022, Kinduct entered into an amendment to reduce the monthly repayments to $200 for these outstanding ACOA loans for the period from July 2021 to December 2022, July 2021 to December 2022, and October 2021 to December 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had recorded a total debt of $0.4 million and $0.5 million on the accompanying condensed consolidated balance sheets related to these loans.
Convertible notes – related party
In March 2022, the Company entered into convertible promissory note agreements with two of its existing preferred stock investors and received aggregate cash proceeds of $4.9 million. The Company exchanged an additional $1.1 million of convertible promissory notes to the sellers of Kinduct for extinguishment of $1.1 million of the deferred payout liability owed to them. The convertible note exchange was accounted for as a troubled debt restructuring pursuant to FASB ASC Topic 470-60,Troubled Debt Restructurings by Debtors. As the future undiscounted cash flows of the Convertible notes were greater than their carrying amount, the carrying amount was not adjusted and no gain was recognized as a result of the modification of terms. Of the $1.1 million in convertible notes issued in exchange to the sellers of Kinduct, $1.0 million were issued to a related party. The convertible promissory notes shall bear an interest rate of 6.0% per annum. The outstanding principal amount and all accrued but unpaid interest on the notes shall be mandatorily converted into the Company’s common stock at a conversion price of $9.80 per share (after the effect of the Exchange Ratio of approximately 0.4887) upon the earlier of i) maturity in September 2023 or ii) the occurrence of a capital markets transaction such as an initial public offering or acquisition by a special purpose acquisition company; or upon a change of control as defined in the convertible promissory note agreements, at the discretion of the noteholder, the notes would either convert into the Company’s common stock at a conversion price of $9.80 per share, or would be repayable at 1.50 times the outstanding principal amount plus all accrued and unpaid interest. The convertible notes contained an embedded derivative that was measured at fair value on a recurring basis, with changes in fair value of the embedded derivative recorded within other income (expense) on the condensed consolidated statements of operations. Total interest expense on the convertible notes for the six months ended June 30, 2023 was $0.1 million of which $0.1 million was to related parties.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On February 10, 2023, as the Company completed its Nasdaq listing which qualified as a Maturity Date of the convertible notes, 100% of the outstanding principal and accrued interest on the convertible notes was mandatorily converted into 651,840 shares of Movella common stock at $9.80 per share per the original terms of the notes, after the effect of the Exchange Ratio of approximately 0.4887.
6.    Revenues
A typical sales arrangement involves multiple performance obligations, such as sales of the Company’s inertial motion sensor units, motion capture suits, software licenses, professional services, cloud-based subscription, and subscription and support services which entitles customers to unspecified upgrades, patch releases and telephone-based support. The following table depicts the disaggregation of revenue according to revenue type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product	$6,550	$7,064	$14,209	$15,164
Service	1,809	1,513	3,317	2,921
Total Revenues	$8,359	$8,577	$17,526	$18,085
The Company’s Product revenues are generally recognized at a point in time, while Service revenues are generally recognized over time.
Revenue recognized during the six months ended June 30, 2023 from deferred revenue balances as of December 31, 2022 was $1.9 million. Revenue recognized during the six months ended June 30, 2022 from deferred revenue balances as of December 31, 2021 was $2.0 million.
7.    Stock-based Compensation
Stock-based compensation expense included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$80	$66	$299	$114
Sales and marketing	148	91	288	184
General and administrative	265	178	570	350
Total stock-based compensation	$493	$335	$1,157	$648
Equity Incentive Plans
In August 2009, the Company adopted an equity incentive plan (the “2009 Plan”), which was a broad-based, long-term program intended to attract, retain and motivate talented employees and align stockholder and employee interests. The 2009 Plan provided for the issuance of incentive stock options or nonqualified stock options, and restricted stock units ("RSUs") to employees, officers, directors, and consultants of the Company.
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
In October 2022, the board approved the 2022 Stock Incentive Plan (the "2022 Plan") that became effective upon the closing of the Business Combination in February 2023. In connection with the 2022 Plan becoming effective, no further grants will be made under Movella’s 2009 Equity Incentive Plan (the “2009 Plan”) or Movella’s 2019 Equity Incentive Plan (the “2019 Plan” and, collectively with the 2009 Plan, the “Predecessor Plans”). The aggregate number of shares of New Movella Common Stock that may be issued pursuant to stock awards under the 2022 Plan will not exceed the sum of (w) 6,105,301 shares, plus (x) any shares underlying outstanding awards under the Predecessor Plans that are cancelled in exchange for an option under the 2022 Plan and that are subsequently forfeited or terminated for any reason before being exercised or becoming vested, not issued because an award is settled in cash, or withheld or reacquired to satisfy the applicable exercise, or purchase price, or a tax withholding obligation, plus (y) the number of shares which, but for the termination of the 2019 Plan immediately prior to the completion of the offering, were reserved under the 2019 Plan but not at such time issued or subject to outstanding awards under the 2019 Plan, plus (z) an annual increase on the first day of each calendar year, for a period of not more than 10 years, beginning on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to (i) 5% of outstanding shares on the last day of the immediately preceding calendar year or (ii) such lesser amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year. If restricted shares or shares issued upon the exercise of options are forfeited, then such shares will again become available for awards under the 2022 Plan. If stock units, options, or stock appreciation rights are forfeited or terminate for any reason before being exercised or settled, or an award is settled in cash without the delivery of shares to the holder, then the corresponding shares will again become available for awards under the 2022 Plan. Any shares withheld to satisfy the exercise price or tax withholding obligation pursuant to any award of options or stock appreciation rights will again become available for awards under the 2022 Plan. If stock units or stock appreciation rights are settled, then only the number of shares (if any) actually issued in settlement of such stock units or stock appreciation rights will reduce the number of shares available under the 2022 Plan, and the balance (including any shares withheld to cover taxes) will again become available for awards under the 2022 Plan.
At June 30, 2023, there are 4,330,015 shares available for future grant under the 2022 Equity Incentive Plan.
Stock Options
The following table summarizes the Company’s stock option activity under all plans for the six months ended June 30, 2023:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - December 31, 2022	5,691,018	$2.15
Granted	1,402,880	$1.46
Exercised	(3,970)	$2.59
Cancelled	(54,354)	$2.71
Expired	(23,827)	$2.59
Balance outstanding at June 30, 2023	7,011,747	$2.04
Exercisable at June 30, 2023	3,921,557	$1.94

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
Pursuant to the 2022 Plan, the Company may issue RSUs that, upon satisfaction of vesting conditions, allow recipients to receive common stock. Issuances of such awards reduce common stock available under the 2022 Plan for stock incentive awards. The Company measures compensation cost associated with grants of RSUs at fair value, which is generally the closing price of the Company’s stock on the date of grant. RSUs generally vest over a three- to four-year period.

The following table summarizes the Company’s RSU activity for the six months ended June 30, 2023:

RSUs
Non-vested - December 31, 2022	—
Granted	1,402,917
Vested	—
Forfeited	(11,428)
Non-vested - June 30, 2023	1,391,489
As of June 30, 2023, total compensation cost related to unvested stock options and restricted stock units granted to employees under the Company’s stock plan but not yet recognized were $5.8 million and is expected to be recognized on a straight-line basis over a weighted-average period of 2.53 years.
2022 Employee Stock Purchase Plan
The 2022 Employee Stock Purchase Plan (the "ESPP") permits eligible employees of the Company to purchase newly issued shares of common stock, at a price equal to 85% of the lower of the fair market value on (i) the first day of the offering period or (ii) the last day of each offering period, through payroll deductions of up to 15% of their annual cash compensation. Under the ESPP, a maximum of 1,017,550 shares of common stock may be purchased by eligible employees. The shares available under the ESPP pool will increase on the first day of each calendar year by the lesser of (i) 1% of the outstanding shares of New Movella Common Stock on such date (ii) 508,775 shares and (iii) an amount (including zero) that the compensation committee determines for purposes of the annual increase for that calendar year. During the six months ended June 30, 2023 and 2022, the Company had not yet issued shares under the ESPP. The Company's ESPP plan began collecting payroll deductions in May 2023.
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.    Net Income (Loss) per Share
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders for the six months ended June 30, 2023 and 2022 (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common stockholders, basic and diluted	$(13,859)	$(7,554)	$1,661	$(13,809)
Denominator:
Weighted-average common shares outstanding for basic EPS	50,876,842	5,098,463	40,710,849	4,815,575
Weighted average dilutive outstanding stock options and awards	—	—	1,044,936	—
Diluted weighted-average common shares outstanding	50,876,842	5,098,463	41,755,785	4,815,575
Net income (loss) per share:
Basic net income (loss) per share attributable to common stockholders	$(0.27)	$(1.48)	$0.04	$(2.87)
Diluted net income (loss) per share attributable to common stockholders	$(0.27)	$(1.48)	$0.04	$(2.87)
Potentially dilutive securities that were not included in the diluted per share calculations as of June 30, 2023 and 2022 because they would be anti-dilutive were as follows:

	Six Months Ended June 30,
	2023	2022
Convertible preferred stock	6,248,301	27,543,266
Outstanding stock options	3,784,702	5,540,332
Convertible notes (a)	147,653	629,208
Legacy Movella Common stock warrants (1:1)	—	291,502
Legacy Movella Preferred stock warrants (1:1)	—	24,437
Public warrants (1:1)	6,499,961	—
Private placement warrants (1:1)	4,250,000	—
Total	20,930,617	34,028,745
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The aggregate future non-cancelable minimum rental payments for the Company’s operating leases, as of June 30, 2023, are as follows (in thousands):

2023 (remainder)	$465
2024	832
2025	662
2026	626
2027	572
2028	572
Thereafter	1,237
Total minimum operating lease payments	$4,966
Less: Amounts representing interest	(1,831)
Present value of net minimum operating lease payments	3,135
Less: Current portion	(525)
Long-term portion of operating lease obligations	$2,610
The components of the right-of-use assets and lease liabilities were as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Right-of-use assets, net	Right-of-use assets, net	$3,134	$3,281

Current operating lease liabilities	Accrued expenses and other current liabilities	(525)	(593)
Non-current operating lease liabilities	Operating lease liabilities and other non-current liabilities	(2,610)	(2,688)
Total operating lease liabilities		$(3,135)	$(3,281)
Weighted average remaining lease term (in years)		6.9	7.0
Weighted-average discount rate		14%	14%
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs included in operating costs and expenses:
Operating leases	$262	$334	$623	$651
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows related to operating leases	$260	$364	$560	$730
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$219	$—	$219	$4,280

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10.    Income Taxes

The Company’s income tax expense was $0.1 million and a tax benefit of $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was -1% and 5% for each of the three months ended June 30, 2023 and 2022, respectively. The income tax expense or benefit consisted primarily of foreign income tax owed at certain of the Company’s international entities. The Company’s income tax expense or benefit is different than the expected expense based on statutory rates primarily due to the full valuation allowances for the majority of the entities.
The Company’s income tax expense was $0.1 million and a tax benefit of $0.3 million for the six months ended June 30, 2023 and 2022, respectively. The Company’s effective tax rate was 7% and 2% for the six months ended June 30, 2023 and 2022, respectively. The income tax expense or benefit consisted primarily of foreign income tax owed at certain of the Company’s international entities. The Company’s income tax expense or benefit is different than the expected expense based on statutory rates primarily due to the full valuation allowances for the majority of the entities.
As of June 30, 2023, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24.8 million and $15.7 million, respectively, which expire beginning in the year 2030 and 2029, respectively.
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
11.    Geographic Information and Concentrations of Risk
Concentration of credit risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains a substantial portion of its cash and cash equivalents in checking and savings accounts with banks. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (SVB), at which the Company held cash and cash equivalents in multiple accounts, potentially exposed the Company to significant credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company generally does not require collateral or other security in support of accounts receivable. The Company periodically reviews the need for an allowance by considering factors such as historical experience, credit quality, the age of the account receivable balances and current economic conditions that may affect a customer’s ability to pay. As of June 30, 2023 and December 31, 2022, no customer represented 10% or more of the Company’s accounts receivable balance.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentration of customers
For each of the six months ended June 30, 2023 and 2022, no customer represented 10% or more of the Company’s consolidated revenues.
Concentration of suppliers
For the six months ended June 30, 2023 and 2022, one supplier represented 27% and 18%, respectively, of the Company’s inventory purchases, accounting for $3.5 million and $2.3 million, respectively, in total purchases.
Concentration of revenue
The Company’s revenues by geographical region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$2,218	$2,790	$4,222	$5,100
China	1,723	1,518	3,376	2,869
Asia, excluding China	1,450	1,663	3,052	3,442
Europe	2,032	2,564	4,746	5,464
Other	936	42	2,130	1,210
	$8,359	$8,577	$17,526	$18,085
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

14. Restatement and Expanded Disclosures
In connection with the financial statements issued for the nine months ended September 30, 2022 on the Company's first amendment to Form S-4, the Company made certain restatements to the year to date financials for the nine months ended September 30, 2022 as further described below, however these restatements also impacted the previously issued financial statements for the six months ended June 30, 2022 on Form S-4 but were not required to be corrected at that time because the Company was not a public reporting entity. Accordingly, the Company has made the below restatements in this quarterly report on Form 10-Q and labeled the income statement column for the six months ended June 30, 2022 as restated.
The Company restated its classification of cost of Service revenues to include the costs of the customer support team, infrastructure support team, and costs related to provision of non-recurring engineering services in cost of Service revenues, which were previously recorded in operating expenses as sales and marketing expense or as research and development expense. The reclassifications had no impact to net income or loss. The Company also restated the revenues and long-lived assets breakout by geographical region disclosure in Note 11. Geographic Information and Concentrations of Risk to separately break out the United States and any other individually significant countries to comply with ASC 280-10-50-41. Movella also added a disaggregation of revenues and cost of revenues into Product and Service on the consolidated statements of operations in order to provide expanded disclosures to the readers of the financial statements.
The following table depicts the disaggregation of revenues and cost of revenues according to revenue type, as well as the impact of the reclassification of certain operating expenses to cost of Service revenues (in thousands):

	As Previously Reported	Restated and Expanded
	Six Months Ended June 30,		Effect of Change
	2022	2022	2022
Revenues
Product	*	$15,164	$15,164
Service	*	2,921	2,921
Total revenues	$18,085	$18,085	$—
Cost of revenues
Product	*	$6,773	$6,773
Service	*	2,250	2,250
Total cost of revenues	8,314	9,023	(709)
Gross profit	$9,771	$9,062	$709
Operating expenses
Research and development	$8,164	$7,809	$355
Sales and marketing	7,454	7,100	354
General and administrative	6,477	6,477	—
Total operating expenses	$22,095	$21,386	$709
* Not reported

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
Revenue recognized during the six months ended June 30, 2022 from deferred revenue balances as of December 31, 2021 was $2.0 million.

MOVELLA HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The information in the following tables show the effect of the restatements on information disclosed in Note 11. Geographic Information and Concentrations of Risk (in thousands):

	Revenues	Revenues
	As Previously Reported	Restated
	Six Months Ended June 30,		Effect of Change
	2022	2022	2022
Europe	$5,532	$5,464	$(68)
North America	4,850	*	(4,850)
United States	*	5,100	5,100
Asia	7,600	*	(7,600)
China	*	2,869	2,869
Asia, other	*	3,442	3,442
Other	103	1,210	1,107
	$18,085	$18,085	$—
* Not reported

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
Forward-Looking Statements
Statements in this report that are not historical in nature constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements regarding the financial position, business strategy, and the plans and objectives of management, and Movella’s product development plans and timeline and anticipated customer and strategic relationships, and are not guarantees of performance. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “developing,” “enable,” “estimate,” “eventual,” “expand,” “expect,” “focus,” “future,” “goal,” “intend,” “may,” “might,” “opportunity,” “outlook,” “plan,” “possible,” “position,” “potential,” “predict,” “project,” “seem,” “should,” “trend,” “will,” “would,” and other terms that predict or indicate future events, trends, or expectations, and similar expressions or the negative of such expressions may identify forward-looking statements, but the absence of these words or terms does not mean that a statement is not forward-looking. The forward-looking statements include, but are not limited to:

•our anticipated financial performance, growth rate and strategy, and market opportunity and trends;
•our belief that we are well-positioned to provide critical enabling solutions for applications in emerging high-growth markets;
•the continued listing of our common stock and warrants;
•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, our ability to grow and manage growth profitability and retain key employees;
•anticipated costs related to the Business Combination;
•our liquidity needs and ability to raise financing in the future if and when needed, or on terms acceptable to us;
•our expectations regarding expenses, revenues, capital requirements, and needs for additional financing, as well as trends and factors affecting the same;
•our ability to maintain or improve our disclosure controls and procedures and internal controls and related remediation efforts and potential impact thereof;
•our ability to expand or maintain our customer base;
•the anticipated features and benefits or introductions of our current and future products and technology and expected timing thereof;
•our competitive position and intellectual property, regulatory, and legal matters;
•the potential impact on us as a result of the COVID-19 pandemic; and
•the effect of global economic or geopolitical conditions or events on our business and on our customers and their ability to continue to purchase our products.

These forward-looking statements involve a number of risks, uncertainties (many of which are beyond our control), or other assumptions that may cause actual results or performance to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in Item 1.A. of this report under “Risk Factors,” as well as under the “Risk Factors” sections in our Form 10-K for the year ended December 31, 2022 and in our Form 8-K filed February 13, 2023, as amended on March 31, 2023. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. The forward-looking statements contained in this report speak only as of the date of this report and are based on information available to us as of the date hereof, as well as on various assumptions, whether or not identified herein, and on Movella’s current expectations, beliefs, and assumptions and are not predictions of actual performance. Accordingly, forward-looking statements in this report should not be relied upon as representing Movella’s views as of any subsequent date. Except as required under the federal securities laws and rules and regulations of the SEC, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC. We qualify all of our forward-looking statements by these cautionary statements.
The Business Combination and Public Company Costs
Legacy Movella entered into the Business Combination Agreement with Pathfinder on October 3, 2022. Pursuant to the Business Combination Agreement, Merger Sub merged with and into Movella Inc. with Movella Inc. surviving the

Merger as a wholly owned subsidiary of Pathfinder. Upon the consummation of the Business Combination, Pathfinder was renamed Movella Holdings Inc. Movella Inc. was deemed the accounting predecessor and the combined entity will be deemed the successor SEC registrant, which means that Movella’s financial statements for previous periods will be disclosed in the registrant’s current and future periodic reports filed with the SEC. The Business Combination was accounted for as a reverse recapitalization as provided under GAAP. Under this method of accounting, Pathfinder was treated as the acquired company for financial statement reporting purposes. The most significant change in the successor’s future reported financial position and results was an increase in cash of approximately $58.0 million. Total transaction costs were approximately $29.2 million. New Movella is listed on the Nasdaq and trades under the ticker symbol “MVLA.” As Movella has become the successor to an SEC-registered and Nasdaq-listed company and as Movella’s current management team and business operations will comprise New Movella’s management and operations, New Movella has hired additional personnel and implemented procedures and processes to address public company regulatory requirements and customary practices. New Movella has incurred and will continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
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

We derive our revenues from the sales of our integrated suite of sensors and right-to-use software licenses. We are in the process of transitioning from a one-time license to an annual subscription model. We sell our products through our direct global sales organization and through regional channel partners around the world. In 2022, approximately 38% of revenues were from our channel partners and the rest was direct, with both sales channels contributing GAAP gross margins of approximately 50%. We utilize an “asset-light” contract manufacturer model for the manufacturing of our sensor modules and wearable sensor systems and perform final calibration in-house to maintain consistently high quality and ensure the performance of the solutions.
Our success in developing our technologies, scaling our channel relationships globally, and expanding our applications has led to a continued track record of growth. For the years ended December 31, 2022 and 2021, our total revenues were $40.5 million and $34.4 million, respectively. We are headquartered in Henderson, Nevada with offices in Los Angeles and San Jose, California, Canada, the Netherlands, China, India and Taiwan. As of June 30, 2023, we had 241 employees worldwide.
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
•Business Combination with Pathfinder: On October 3, 2022 we entered into the Business Combination Agreement. Pursuant to the Business Combination Agreement, Motion Merger Sub, a newly formed direct, wholly-owned Delaware subsidiary of Pathfinder, merged with and into Movella Inc., with Movella Holdings Inc. surviving the merger. Existing stockholders of Movella Inc. received shares of common stock of Pathfinder in exchange for their shares of Movella Inc. Contemporaneous with the signing of the Business Combination Agreement, the Company and FP entered into the Commitment Letter, pursuant to which, among other things, FP provided financing in an aggregate amount of $75.0 million to the Company in connection with the transactions contemplated by the Agreement. The Business Combination resulted in an increase in cash of approximately $58.0 million, after deducting transaction-related expenses.
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
Debt Issuance Costs
Debt issuance costs are primarily related to the amount of Business Combination Agreement transaction costs allocated to the Venture Linked Notes, which upon election of the fair value option per ASC 825 were expensed as incurred.

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
Income Tax Expense (Benefit)
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

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Revenues
Product	$6,550	$7,064	$(514)	(7)%
Service	1,809	1,513	296	20%
Product
Product revenue decreased by $0.5 million in the three months ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to $0.3 million decreased sales of our inertial sensor modules and Wearables solution, which are being negatively impacted by the 2023 Hollywood labor disputes as productions have been canceled or delayed, and headwinds from the diversion of government funding away from certain of our customers due to the war in Ukraine; and $0.2 million decreased sales at the Qingdao Joint Venture. The effect of COVID-related shutdowns in certain geographies negatively impacted top-line revenues as potential customers were prevented from engaging in activities that require the use of our products, such as motion capture filming, thus temporarily reducing shipment volume in certain geographies that experienced COVID-related shutdowns.
Service
Service revenue increased by $0.3 million in the three months ended June 30, 2023, as compared to the corresponding period in 2022, primarily due to increased sales of support and maintenance service contracts and timing of non-recurring engineering services. The effect of COVID-related shutdowns in certain geographies negatively impacted top-line revenues as potential customers were prevented from engaging in activities that require the use of our products, such as motion capture filming, thus temporarily reducing product shipment volume and the accompanying service revenue in certain geographies that experienced COVID-related shutdowns.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Cost of revenues
Product	$2,971	$3,184	$(213)	(7)%
Service	944	1,137	(193)	(17)%
Gross profit
Product	3,579	3,880	(301)	(8)%
Service	865	376	489	130%
Product
Product cost of revenues decreased by $0.2 million and Product gross profit decreased by 8% in the three months ended June 30, 2023, compared to the corresponding period in 2022. The decrease in Product cost of revenues was primarily due to lower volume of shipments. The effect of COVID-related supply chain disruptions also negatively impacted our Product cost of revenues through an increase in unplanned materials cost.
Service
Service cost of revenues decreased $0.2 million in the three months ended June 30, 2023, compared to the corresponding period in 2022 due primarily to the end of amortizable life of certain acquired intangible assets.
Operating Expenses

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Research and development	$2,203	$4,273	$(2,070)	(48)%
Sales and marketing	3,785	3,660	125	3%
General and administrative	6,192	3,140	3,052	97%
Research and development expense decreased $2.1 million in the three months ended June 30, 2023, compared to the corresponding period in 2022, primarily due to decreased payroll of $1.8 million as we realized the effects of our cost saving measures implemented in the second quarter of 2022, and a decrease in engineering expenses of $0.2 million in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
Sales and marketing expense increased $0.1 million in the three months ended June 30, 2023, compared to the corresponding period in 2022, primarily due to decreased payroll of $0.3 million as we realized the effects of our cost saving measures implemented in the second quarter of 2022, offset by an increase in our reserve for credit losses of $0.3 million and additional spend on consulting services of $0.1 million in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.
General and administrative expense increased $3.1 million in the three months ended June 30, 2023, compared to the corresponding period in 2022, primarily due to $1.5 million of infrequent costs related to the Business Combination and $1.3 million related to costs of being a public company, including fees for audit, director's and officer's insurance, legal, consulting, tax, capital markets, and compliance; as well as a $0.2 million increase in payroll as we increased full time equivalents in order to meet the demands of being a publicly traded company in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Other Income (Expense)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Change in fair value of warrant liabilities	$288	$—	$288	NM
Revaluation of debt, net	(7,292)	—	(7,292)	NM
Interest expense	(8)	(655)	(647)	(99)%
Interest income	623	2	621	NM
Other income, net	149	65	84	129%
Change in fair value of warrant liabilities resulting in a gain of $0.3 million in the three months ended June 30, 2023 primarily relates to the Pathfinder warrants assumed in the Business Combination Agreement, which are accounted for as liabilities and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the three months ended June 30, 2022.
Revaluation of debt, net resulting in a loss of $7.3 million primarily relates to the Venture Linked Notes, which are accounted for under the fair value option accounting election available under ASC 825 and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the three months ended June 30, 2022.
Interest expense consists of interest incurred from outstanding debt and notes payable. Interest expense decreased $0.6 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of the debt refinancings and issuances that took place in fiscal year 2022 as well as the issuance of the Venture Linked Notes on February 10, 2023, which is accounted for under the fair value option per ASC 825 and thus any change in fair value of the Venture Linked Notes related to accretion of interest is recorded in the financial statement caption "Revaluation of debt, net" instead of "Interest expense". The interest expense recorded in the three months ended June 30, 2022 primarily related to the Eastward term loan, SVB Term Loan, accretion on the Kinduct deferred payout, and non-cash interest expense related to the amortization of debt discounts and issuance costs.
Interest income increased by $0.6 million in the three months ended June 30, 2023 primarily due to cash interest earned from our daily sweep accounts and money market funds related to the proceeds received from the Business Combination Agreement that was consummated on February 10, 2023. Interest income in the three months ended June 30, 2022 was nominal.
Other income (expense), net primarily reflects recognition of government subsidies and foreign currency exchange gains and losses.
Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(unaudited) (dollars in thousands)
Income tax expense (benefit)	$71	$(337)	$408	NM
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

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenues

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Revenues
Product	$14,209	$15,164	$(955)	(6)%
Service	3,317	2,921	396	14%
Product
Product revenue decreased by $1.0 million in the six months ended June 30, 2023 as compared to the corresponding period in 2022, primarily due to a $0.9 million decrease from lower volume shipments of our wearable solutions product and related on-premise software license revenue as well as lower volume shipments of our inertial sensor modules; our sales are being negatively impacted by the 2023 Hollywood labor disputes as productions have been canceled or delayed, and headwinds from the diversion of government funding away from certain of our customers due to the war in Ukraine.
Service
Service revenue increased by $0.4 million in the six months ended June 30, 2023 as compared to the corresponding period in 2022, primarily due to increased sales of support and maintenance contracts sold with our motion capture solutions and the timing of non-recurring engineering services.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenues
Product	$5,332	$6,773	$(1,441)	(21)%
Service	2,154	2,250	(96)	(4)%
Gross profit
Product	8,877	8,391	486	6%
Service	1,163	671	492	73%
Product
Product cost of revenues decreased by $1.4 million and Product gross profit increased by 6% in the six months ended June 30, 2023 compared to the corresponding period in 2022. The decrease in Product cost of revenues was primarily due to lower volume sales of finished goods associated with the decline in revenues. The increase in Product gross profit was primarily due to certain acquired intangible assets meeting the end of their amortizable life.
Service
Service cost of revenues decreased by $0.1 million and Service gross profit increased by 73% in the six months ended June 30, 2023 compared to the corresponding period in 2022. The decrease in Service cost of revenues was primarily due to certain acquired intangible assets meeting the end of their amortizable life, which also drove the increase in Service gross profit.

Operating Expenses

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Research and development	$5,107	$7,809	$(2,702)	(35)%
Sales and marketing	7,265	7,100	165	2%
General and administrative	10,149	6,477	3,672	57%
Impairment of intangible assets	4,657	—	4,657	NM
Research and development expense decreased $2.7 million in the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to decreased payroll of $1.8 million which is related to decreased full time equivalents as we realized the benefits of the June 2022 reduction in force, $0.4 million lower engineering costs, and a $0.3 million decrease in outside services.
Sales and marketing expense increased $0.2 million in the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to decreased payroll of $0.7 million which is related to decreased full time equivalents as we realized the benefits of the June 2022 reduction in force, offset by an increase in the allowance for credit losses of $0.6 million and an increase in stock-based compensation of $0.2 million.
General and administrative expense increased $3.7 million in the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to $1.5 million of infrequent costs related to the Business Combination and $1.8 million of costs related to being a public company, including fees for audit, director's and officer's insurance, legal, consulting, tax, capital markets, and compliance; as well as a $0.3 million increase in payroll as we increased full time equivalents in order to meet the demands of being a publicly traded company.
Impairment of intangible assets increased to $4.7 million in the six months ended June 30, 2023, compared to the corresponding period in 2022, primarily due to the occurrence of a triggering event wherein our market capitalization was below the book value of our assets, accordingly certain acquired intangible assets were assessed to determine if their carrying value was above their fair value, with such analysis resulting in the impairment charge.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Loss on debt extinguishment	$(107)	$—	$(107)	NM
Change in fair value of warrant liabilities	1,678	—	1,678	NM
Debt issuance costs	(7,945)	—	(7,945)	NM
Revaluation of debt, net	24,576	—	24,576	NM
Interest expense	(180)	(1,055)	875	(83)%
Interest income	879	6	873	NM
Other income, net	34	148	(114)	(77)%
Loss on debt extinguishment of $0.1 million in the six months ended June 30, 2023 consists primarily of charges against unamortized debt discounts and debt issuance costs associated with refinancing or extinguishing certain debt instruments. No such expense occurred in the six months ended June 30, 2022.
Change in fair value of warrant liabilities resulting in a gain of $1.7 million in the six months ended June 30, 2023 primarily relates to the Pathfinder warrants assumed in the Business Combination Agreement, which are accounted for as liabilities and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the six months ended June 30, 2022.

Debt issuance costs of $7.9 million in the six months ended June 30, 2023 is primarily related to the direct and incremental amount of Business Combination Agreement transaction costs allocated to the Venture Linked Notes, which upon election of the fair value option per ASC 825 were expensed as incurred. No such gain or loss occurred in the six months ended June 30, 2022.
Revaluation of debt, net resulting in a gain of $24.6 million primarily relates to the Venture Linked Notes, which are accounted for under the fair value option accounting election available under ASC 825 and marked to fair value at each reporting period. The resulting change in fair value is recorded as a gain or loss. No such gain or loss occurred in the six months ended June 30, 2022.
Interest expense consists of interest incurred from outstanding debt and notes payable. Interest expense decreased $0.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of the debt refinancings and issuances that took place in fiscal year 2022 as well as the issuance of the Venture Linked Notes on February 10, 2023, which is accounted for under the fair value option per ASC 825 and thus any change in fair value of the Venture Linked Notes related to accretion of interest is recorded in the financial statement caption "Revaluation of debt, net" instead of "Interest expense". The Company recorded $0.2 million of non-cash interest expense in the six months ended June 30, 2023 related to $0.1 million accretion of the Kinduct deferred payout and $0.1 million of non-cash interest expense related to the amortization of debt discount and accretion of the convertible notes issued in March 2022. The interest expense recorded in the six months ended June 30, 2022 primarily related to the Eastward term loan, the SVB Term Loan, accretion on the Kinduct deferred payout, and non-cash interest expense related to the amortization of debt discounts and issuance costs.
Interest income increased by $0.9 million in the six months ended June 30, 2023 primarily due to cash interest earned from our daily sweep accounts and money market funds related to the proceeds received from the Business Combination Agreement that was consummated on February 10, 2023. Interest income in the six months ended June 30, 2022 was nominal.
Other income (expense), net primarily reflects recognition of government subsidies and foreign currency exchange gains and losses. The $0.1 million decrease for the six months ended June 30, 2023 compared to the corresponding period in 2022 was primarily due to a $0.1 million foreign exchange loss, and a $0.1 million decrease in the amount of other income recognized from government subsidies for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2023	2022	$	%
	(dollars in thousands)
Income tax expense (benefit)	$129	$(322)	$451	NM
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
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and common stock and through payments received from customers and borrowings under our credit facilities. Since our inception, we have generated losses from our operations as reflected in our accumulated deficit of $140.0 million as of June 30, 2023 and negative cash flows from operating activities. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we will continue to make in research and development and sales and marketing and due to additional general and administrative costs we expect to incur as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

As of June 30, 2023, we had cash and cash equivalents of $51.0 million, including $1.0 million held in China and subject to transfer and other restrictions as described below, of which $0.6 million was held by the Qingdao JV and $0.4 million was held by our wholly owned entities in China and Hong Kong, and principal amount of debt outstanding of $75.4 million.
On February 10, 2023 we consummated the Business Combination Agreement with Pathfinder Acquisition Corporation whereby through a series of transactions, New Movella received approximately $58.0 million of net cash proceeds after transaction costs and repayment of debt. The Note Purchase Agreement also contains a financial covenant requiring us to achieve positive adjusted EBITDA on a consolidated basis for the most recently ended four-quarter period, commencing with the last day of the fiscal quarter ending June 30, 2024 and as of the last day of each fiscal quarter thereafter. While there has been substantial doubt in prior periods about our ability to continue as a going concern, given the above we believe we have sufficient liquidity to continue as a going concern for at least one year from the date of issuance of these financial statements. In addition, we hold a substantial amount of non-marketable equity securities that could be divested in order to provide liquidity as we deem fit. Our future capital requirements will depend on many factors, including: our growth rate; the timing and extent of spending to support our research and development efforts; capital expenditures to build out new facilities and purchase hardware and software; the expansion of sales and marketing activities; and our continued investment in our IT infrastructure to support our growth. In addition, we may enter into additional strategic partnerships as well as agreements to acquire or invest in complementary products, teams and technologies, including intellectual property rights, which could increase our cash requirements. As a result of these and other factors, we may be required to seek additional equity or debt financing sooner than we currently anticipate. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. In particular, the COVID-19 pandemic, which has caused disruption in the global financial markets, and rising interest rates may reduce our ability to access capital and negatively affect our liquidity in the future. If we are unable to raise additional capital when required, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, results of operations, and financial condition would be materially and adversely affected. Approximately $1.5 million and $4.1 million of our cash and cash equivalents balance were held outside of the United States as of June 30, 2023 and December 31, 2022, respectively. There are restrictions on our ability to transfer cash and cash equivalents of $1.0 million held outside of the U.S. by our subsidiaries in China and Hong Kong and the Qingdao JV as of June 30, 2023. These restrictions include restrictions on the ability of these entities to pay dividends under current People’s Republic of China (“PRC”) laws and regulations, restrictions on foreign currency exchange, and, for the Qingdao JV, requirements that the cash held by the Qingdao JV be used solely in connection with the joint venture’s operations. As of June 30, 2023, $0.6 million in cash and cash equivalents held by the Qingdao JV were subject to such requirements. In addition, the PRC government may take measures at its discretion from time to time to restrict access to cash held in our China subsidiaries and the Qingdao JV, and may take similar measures in the future with respect to cash held in our Hong Kong subsidiary.
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

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(unaudited) (in thousands)
Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(14,570)	$(11,183)
Investing activities	(2,174)	(455)
Financing activities	53,668	7,090
Effect of foreign exchange rate changes on cash and cash equivalents	(250)	(443)
Net increase (decrease) in cash and cash equivalents	$36,674	$(4,991)
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
For the six months ended June 30, 2023, cash used in operating activities was $14.6 million which was primarily the result of $1.7 million of net income in the period, $7.9 million non-cash loss on debt issuance costs, $4.7 million non-cash loss on impairment of intangible assets, $1.2 million of share-based compensation, $1.0 million depreciation and amortization, non-cash additions to reserves of $0.8 million, offset by a $24.6 million non-cash gain on debt revaluation and $1.7 million non-cash gain on warrant revaluation, with $6.2 million of cash used in working capital and the remainder $0.6 million composed of miscellaneous items. For the six months ended June 30, 2022 cash used in operating activities was $11.2 million which was primarily the result of a net loss of $12.9 million, cash used in working capital of $3.1 million, partially offset by non-cash expenses $3.6 million of depreciation and amortization and $0.6 million of share-based compensation.
Investing Activities
Our investing activities consist of capital expenditures for property and equipment purchases, additions to capitalized software, and purchases of intellectual property. Our capital expenditures for property and equipment have primarily been for general business purposes, including machinery and equipment, leasehold improvements, and software and computer equipment used internally.
For the six months ended June 30, 2023, cash used in investing activities was $2.2 million consisting of $1.5 million for additions to capitalized software and $0.6 million for purchase of property and equipment. For the six months ended June 30, 2022, cash used in investing activities was $0.5 million, primarily due to $0.3 million purchases of property and equipment and $0.2 million purchase of intangible assets .
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
For the six months ended June 30, 2023, cash provided by financing activities was $53.7 million consisting primarily of proceeds of $75.0 million from the issuance of the Venture Linked Notes, $36.0 million gross proceeds from the Pathfinder trust, partially offset by $25.6 million repayment of the Pre-Close Notes, $18.7 million payment of equity issuance costs, payment of debt issuance costs of $8.8 million, and repayment of the Kinduct deferred payout of $4.4 million. For the six months ended June 30, 2022, cash provided by financing activities was $7.1 million, consisting primarily of $4.9 million from the issuance of the convertible notes, $1.5 million proceeds from the exercise of stock options, and $1.0 million from the refinanced SVB term loan, partially offset by principal repayments of $0.3 million on the old SVB term loan.
Debt Obligations
As of June 30, 2023, we had the following debt obligations outstanding (in thousands):

Lender	Agreement Date	Maturity Date	Annual Interest Rate	Maximum Borrowing Amount(1)	Amount Outstanding at June 30, 2023(2)
Venture Linked Note	Feb. 10, 2023	Feb. 10, 2028	9.25% PIK	$75,000	$77,661
ACOA Loans	June 9, 2020	Varies	N/A	Varies	433
(1)Maximum borrowing amount includes principal only.
(2)Amount outstanding at June 30, 2023 includes principal and accrued interest, as applicable.
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
The Atlantic Canada Opportunities Agency Loans
Kinduct has applied for non-interest bearing, unsecured term loans with a monthly installment repayment from the Atlantic Canada Opportunities Agency (“ACOA”) in 2011, 2013, and 2019. These three loans are scheduled to be repaid in 2024, 2024, and 2029, respectively. In 2021, Kinduct entered into an amendment to reduce the monthly repayments to $200 for these outstanding ACOA loans for the period from July 2021 to December 2022, July 2021 to December 2022, and October 2021 to December 2022, respectively. As of June 30, 2023 and 2022, we had recorded a total debt of $0.4 million and $0.5 million related to these loans.
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
Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-

converted method. ASU 2020-06 is effective for private companies’ fiscal years beginning after December 15, 2023, respectively, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the timing of adoption and the impact of this ASU on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Concentration of Credit Risk
We are exposed to the credit risk of our customers. We market and sell our products worldwide and attribute revenues to the geography where product is shipped. No single direct or indirect customer accounted for 10% or more of our revenues in the three months ended June 30, 2023.
Sales to customers in Asia accounted for approximately 38% and 37% of our revenues for the three months ended June 30, 2023 and 2022, respectively. Sales to customers in North America accounted for approximately 35% and 33% respectively for the three months ended June 30, 2023 and 2022, respectively, while sales to customers in Europe accounted for approximately 24% and 30% for the three months ended June 30, 2023 and 2022, respectively. Sales to customers in other geographies accounted for approximately 3% and 0% in the three months ended June 30, 2023 and 2022, respectively.
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
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenues are denominated in Euros, U.S. dollars or Canadian Dollars. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily in the Netherlands, United States and Canada. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would have increased or decreased our revenues by approximately $1.2 million. Actual gains and losses in the future may differ materially from the hypothetical gains and losses discussed above based on changes in the timing and amount of foreign currency exchange rate movements.
Interest Rate Risk
We had cash and cash equivalents of $51.0 million and $14.3 million as of June 30, 2023 and December 31, 2022, respectively, consisting of bank deposits, commercial paper, U.S. government securities, corporate bonds, and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest expense have not been significant. As of June 30, 2023, we had total outstanding principal amount of debt of $75.4 million.
We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings to the extent they are subject to variable interest rates. Our Francisco Partners Venture Linked Notes bear PIK interest at 9.25% and thus is not subject to variable interest rates. Our ACOA Loan are interest-free. The effect of a hypothetical 10% change in interest rates on the fair value of outstanding debt would result in approximately zero additional interest expense on our consolidated financial statements. For more information on the structure of interest rates under our debt instruments, see “—Liquidity and Capital Resources—Debt Obligations” above.
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

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of December 31, 2022, and remains unremediated at June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was (1) a lack of sufficient accounting and financial reporting personnel to properly analyze and ensure timely management review in the financial close and reporting process and (2) controls related to journal entries were not designed and implemented to prevent segregation of duties issues and sufficient reviews were not always occurring. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries. We have added additional internal and external resources to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

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

Part II - Other Information
Item 1. Legal Proceedings

For a discussion of legal proceedings as of June 30, 2023, see Note 13., “Commitments and Contingencies - Litigation and Asserted Claims” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q, which is incorporated to this item by reference.
Item 1A. Risk Factors

The risks described in "Risk Factors" in our Form 10-K for the year ended December 31, 2022 and in our Form 8-K/A filed March 31, 2023 could materially and adversely affect our business, financial condition, and results of operations, and cause the trading price of our common stock to decline. Our business, financial condition, and results of operations may be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our historical financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The “Risk Factors” sections in our Form 10-K for the year ended December 31, 2022 and in our Form 8-K/A filed March 31, 2023 remain current in all material respects, except for the following additional risk factor identified in the three months ended June 30, 2023:

Labor disputes in the entertainment industry have had, and may continue to have, an adverse effect on the Company’s business.

A large number of our customers use our products for the production of movies and television, and such productions are dependent on the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. If expiring collective bargaining agreements are not timely renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. For example, on May 2, 2023, the Writers Guild of America went on strike as a result of a labor dispute with the Alliance of Motion Picture and Television Producers (the “AMPTP”), and on July 14, 2023, the Screen Actors Guild – American Federation of Television and Radio Artists, or SAG-AFTRA, the American actors' union, also went on strike as a result of a labor dispute with the AMPTP (collectively, the “2023 Hollywood labor disputes”). The 2023 Hollywood labor disputes have negatively impacted sales of our inertial sensor modules and Wearables solution (and accordingly, our Product revenues), as productions have been canceled or delayed. The duration of the 2023 Hollywood labor disputes is unknown and any continued, or increase in, production delays or cancellations as a result of the 2023 Hollywood labor disputes or any future similar events, would likely have an adverse effect on our business and demand for our products will be adversely affected.

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

Exhibit Number	Description
4.4	Description of Securities (incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 13, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
_______________

*	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibits and schedules to the SEC upon its request.
#	In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

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
Date: August 11, 2023